Form 10QSB
period 1997-06-30
CREATIVE HOST SERVICES INC
filed 1997-09-08
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                                  June 30, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                             Commission File Number:

                                    000-22845

                          CREATIVE HOST SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         California                                             33-0169494
(State or other jurisdiction                                 (I.R.S. Employer
      of organization)                                      Identification No.)

                          6335 Ferris Street, Suite G-H
                               San Diego, CA 92126
                    (Address of principal executive offices)

                                 (619) 587-7300
                (Issuer's telephone number, including area code)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [x]       NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     As of September 8, 1997, 3,078,385 shares of the registrant's common stock were outstanding.

     Traditional Small Business Disclosure Format (check one)

                             YES [x]       NO [ ]

                         Part I - Financial Information

Item 1.  Financial Statements

     The following financial statements are furnished:

     Balance sheet for the period December 31, 1996 to June 30, 1997

     Statement of Operations for the six months ended June 30, 1997 and 1996

     Statement of Shareholder's Equity (Deficit)

     Statement of Cash Flow for the six months ended June 30, 1997 and 1996

     Notes to Financial Statements (unaudited)

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                       December 31, 1996 and June 30, 1997



                                                    December 31, 1996         June 30, 1997
                                                    ----------------------------------------

Cash                                                       1,000                   1,000
Receivable, net of allowance of $24,000                  349,298                 339,044
Inventory                                                214,287                 249,234
Prepaid expenses                                          18,263                   7,261
                                                    ----------------------------------------
         Total current assets                            582,848                 596,539

Property and equipment, net of accumulated
   depreciation                                        1,984,779               3,328,610

Deposits and other assets                                219,551                 594,696

Intangible assets                                         44,277                  34,311
                                                    ----------------------------------------

         Total assets                                  2,831,455               4,554,157
                                                    ----------------------------------------

Accounts payable and accrued expense                     648,393                 668,437
Deferred income                                           17,500                      --
Current maturities of note payable                       415,746                 156,597
Current maturities of leases payable                     297,433                 334,709
Line of credit                                                --                  24,929
Preferred dividend payable                               142,000                 209,500
                                                    ----------------------------------------
         Total current liabilities                     1,521,072               1,394,172

Note payable, less current maturities                    179,261                 155,965

Lease payable, less current maturities                 1,075,422                 928,572

Convertible redeemable 9%                                722,635                 722,635

Shareholder's equity
   Common stock                                          621,875                 621,875
   Paid in surplus                                       857,537                 857,537
   8% convertible preferred stock                             --               2,030,763
   Accumulated deficit                                (2,146,347)             (2,157,361)
                                                    ----------------------------------------
      Total shareholder's equity                        (666,935)              1,352,813
                                                    ----------------------------------------

      Total liabilities and shareholder's equity       2,831,455               4,554,157
                                                    ----------------------------------------


                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                                   3 months           6 months           3 months          6 months
                                                     ended              ended             ended              ended
                                                    6/30/96            6/30/96           6/30/97            6/30/97
                                               ---------------------------------------------------------------------------
Revenues:
   Concessions                                      877,554          1,769,396          1,858,247         3,726,522
   Food preparation center sales                    132,575            328,179            152,316           307,313
   Franchise royalties                               38,157             72,522             24,790            57,299
                                               ---------------------------------------------------------------------------

         Total revenues                           1,048,286          2,170,097          2,035,353         4,091,134
                                               ---------------------------------------------------------------------------

Cost of goods sold                                  322,853            698,684            644,225         1,320,492
                                               ---------------------------------------------------------------------------

Gross profit                                        725,433          1,471,413          1,391,128         2,770,641
                                               ---------------------------------------------------------------------------

Operating costs and expense:
   Payroll and other employee benefits              234,620            573,209            744,520         1,444,164
   Occupancy                                        213,065            449,349            358,967           716,079
   Selling, general and administrative              167,553            307,070            192,351           431,268
                                              ----------------------------------------------------------------------------

         Total operating expense                    615,238          1,329,628          1,295,838         2,591,510

Net operating income                                110,195            141,785             95,290           179,131

Interest expense                                    (32,160)           (66,715)           (63,235)         (128,563)
Other income                                            308                308              5,917             5,917
                                              ----------------------------------------------------------------------------
Net income                                           78,343             75,378             37,972            56,486
                                              ============================================================================
Net income (loss) applicable to common stock  $      57,628             38,163                972           (11,014)
                                              ============================================================================
Net income (loss) per share                   $        0.03               0.02               0.00             (0.01)
                                              ============================================================================
Weighted average number of shares outstanding     1,736,000          1,736,000          1,760,281         1,760,281
                                              ============================================================================

                          CREATIVE HOST SERVICES, INC.

                   STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)




                                                                     8% Convertible Preferred                     Total
                                   Common Stock        Additional            Stock                             Shareholder's
                             -----------------------    paid in     ------------------------     Accumulated     Equity
                                Shares       Amount     Capital     Shares            Amount       Deficit      (Deficit)
                             -----------------------------------------------------------------------------------------------
Balance at 12/31/96             1,200,000   621,875     857,537     800,000          2,030,762   (2,146,347)   1,363,827

Net income for the 6 months
ended 6/30/97                                                                                        56,486       56,486

Dividends payable to preferred
shareholders                                                                                        (67,500)     (67,500)

Net proceeds from issuance of
preferred stock
                             -----------------------------------------------------------------------------------------------
Balance at 6/30/97              1,200,000   621,875     857,537    800,000           2,030,762   (2,157,361)   1,352,813
                             ===============================================================================================


                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               Six Months Ended
                                                                   ---------------------------------------

                                                                      June 30, 1996         June 30, 1997
                                                                   ---------------------------------------
Cash flows provided by operating activities:
   Net income                                                             75,378               56,486

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                                          61,476              106,069
   Provision for doubtful accounts                                         6,000                6,000

Changes in operating assets and liabilities:
   Accounts receivable                                                   (36,054)               4,254
   Inventory                                                             (24,388)             (34,947)
   Prepaid expenses and other current asset                                6,457               11,002
   Accounts payable and accrued expenses                                  97,656               20,043
   Deferred income                                                            --              (17,500)
                                                                   ---------------------------------------
      Net cash provided by (used for) operating activities               186,525              151,407
                                                                   ---------------------------------------

Cash flows provided by (used for) investing activities:

   Purchased of intangible assets                                          8,688                    0
   Acquisition of furniture and equipment                               (596,566)           1,439,934)
   (Increase) decrease in deposit and other asset                        (72,207)            (375,145)
                                                                   ----------------------------------------
       Net cash provided by (used for) investing activities             (660,085)          (1,815,079)
                                                                   ----------------------------------------

Cash flows provided by (used for) financing activities:

   Net (payment) proceed from notes payable                              (23,920)            (282,445)
   Net (payment) proceed from leases payable                             468,319             (109,574)
   Sale of preferred stock                                                    --            2,030,762
   Line of credit                                                             --               24,929
                                                                  ----------------------------------------
       Net cash provided by (used for) financing activities              444,399            1,663,672
                                                                  ----------------------------------------

Net increase (decrease) in cash                                          (29,161)                  (0)
Cash, beginning of period                                                131,050                1,000
                                                                  ----------------------------------------
Cash, ending of period                                                   101,889                1,000
                                                                  ----------------------------------------

                          CREATIVE HOST SERVICES, INC.

                 Notes to Interim Condensed Financial Statements


Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

          Revenues. The Company's gross revenues for the three months ended June 30, 1997 were $2,035,353 compared to $1,048,286 for the three months ended June 30, 1996, an increase of $987,067 or 94%. Revenues increased in 1997 as a result of the opening of new concessions at airports in the United States in the second and fourth quarters of 1996 and in the second quarter of 1997. Revenues from concession activities increased $980,693 ($1,858,247 as compared to $877,554) while food preparation revenues increased $19,738 ($152,316 as compared to $132,575), offsetting a slight decrease in franchise royalties of $13,367 ($24,790 as compared to $38,157).

          Cost of Goods Sold. The cost of goods sold for the six months ended June 30, 1997 were $644,225 compared to $322,853 for the three months ended June 30, 1996. As a percentage of total revenue, the cost of goods increased from 30.7% to 31.6%. This increase is attributable to the Company's requirement to purchase additional food product from outside vendors to meet certain airport requirements that arise when a new concession is operated "as is" until build-out to a Creative Host store.

          Operating Costs and Expenses. Operating costs and expenses for the three months ended June 30, 1997 were $1,103,487 compared to $447,685 for the three months ended June 30, 1996. Payroll expense increased from $234,620 to $744,520 in 1997. As a percentage of total revenue, payroll expense was 22% in 1996 and 37% in 1997. The increase in payroll expense is attributed to extensive store management replacement required by a loss of certain payroll controls. Management believes that proper controls are now in place and that payroll expense will decrease significantly in the second half of 1997. The Company expects payroll costs to increase in total dollar amounts with the addition of new concession facilities and to decrease as a percentage of revenues as new concessions mature and more advanced control measures are put in place. General and administrative expenses increased from $167,553 in 1996 to $192,351 in 1997, but decreased as a percentage of revenues from 16% in 1996 to 9% in 1997. The Company intends to hire additional administrative staff commensurate with its growth. Consequently, general and administrative expenses should be higher in the last six months of 1997, and may represent a greater percentage of total revenues.

          Interest Expense. Interest expense increased from $32,160 in the quarter ended June 30, 1996, to $62,235 in the quarter ended June 30, 1997. As a percentage of total revenues, interest expense remained constant at 3%.

          Net Income (Loss). Net income for the three months ended June 30, 1997 was $37,972 compared to $78,343 for the three months ended June 30, 1996. Income from operations decreased from $110,195 in 1996 to $95,290 in 1997. Management attributes this decrease to the start-up and training costs related to the opening of two new airport facilities in May and June of 1997.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

          Revenues. The Company's gross revenues for the six months ended June 30, 1997 were $4,091,134 compared to $2,170,097 for the six months ended June 30, 1996, an increase of $1,921,037 or 88%. Revenues from concession activities increased $1,957,126 ($3,726,522 as compared to $1,769,396) for the six month period ended June 30, 1997, offsetting a slight decrease in food preparation center sales of $20,866 ($307,313 as compared to $328,179) and franchise royalties of $15,223 ($57,299 as compared to $72,522).

         Cost of Goods Sold. The cost of goods sold for the six months ended June 30, 1997 were $1,320,492 compared to $698,684 for the six months ended June 30, 1996. As a percentage of total revenue, the cost of goods sold remained constant at 32%.

         Operating Costs and Expenses. Operating costs and expenses for the six months ended June 30, 1997 were $2,160,243 compared to $1,022,558 for the six months ended June 30, 1996. Payroll expense increased from $573,209 in 1996 to $1,444,164 in 1997. As a percentage of total revenue, payroll expense was 35% in the six-month period ended June 30, 1997 and 26% in the same period last year. General and Administrative expense increased from $307,070 in 1996 to $431,268 in 1997. As a percentage of total revenue, general and administrative expenses decreased from 14% in the six month period ended June 30, 1996 to 11% in the six-month period ended June 30, 1997.

         Interest Expense. Interest expense for the six-month period ended June 30, 1977 was $128,563 as compared to $66,715 for the six-month period ended June 30, 1996. As a percentage of total revenues, interest expense remained constant at 3%.

         Net Income (Loss). Net income for the six months ended June 30, 1997 was $56,486 compared to $75,378 for the six months ended June 30, 1996. Income from operations increased from $141,785 in 1996 to $179,131 in 1997.

         The Company does not believe the inflation has had a material adverse effect on its revenues and earnings.

Liquidity and Capital Resources

          The registrant believes funds provided from the completion of its public offering of July 22, 1997, and funds from operations will be sufficient for its immediate needs for working capital and to build out new airport concessions under contract to open in 1997. The Company's anticipated major financial commitments relate to the cost of building and equipping new airport concession facilities as they are obtained. In September of 1997, the Company was awarded three new airport concession locations and plans to be operating at these locations within the next nine months. The Company believes that it has sufficient capital from cash flow and the proceeds of its public offering to meet its capital requirements to open its 1997 contracted concessions. However, as the Company continues to win additional airport concessions awards, it does anticipate the need for additional construction financing.

Litigation

          In the ordinary course of business, the Company may become involved in disputes or litigation. On the basis of information available, management does not believe that such contingencies would have a material adverse impact on the Company's financial position or results of operations.

                           Part II- Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  No exhibits are filed herewith.

          (b) There were no reports on Form 8-K filed during the quarter ended February 28, 1997.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CREATIVE HOST SERVICES, INC.


Date:  September 8, 1997                      By: /s/ Sayed Ali
                                                 -------------------------
                                                 Sayed Ali, President
                                                 As Principal Financial Officer
                                                 and on behalf of the Registrant