Form 10QSB
period 1997-09-30
CREATIVE HOST SERVICES INC
filed 1997-11-14
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                                September 30, 1997

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

     As of November 14, 1997, 3,103,169 shares of the registrant's common stock were outstanding.

     Traditional Small Business Disclosure Format (check one)

                             YES [x]       NO [ ]

                         Part I - Financial Information

Item 1.  Financial Statements

     The following financial statements are furnished:

     Balance sheet for the period December 31, 1996 to September 30, 1997

     Statement of  Operations  for the nine months ended  September 30, 1997 and
     1996

     Statement  of Cash Flow for the nine months  ended  September  30, 1997 and
     1996

     Notes to Financial Statements (unaudited)

                         CREATIVE HOST SERVICES, INC.

                               BALANCE SHEET



                                   Assets

Current Assets:
   Cash                                                 1,446,191
   Account  Receivable                                    449,336
   Inventory                                              272,016
   Prepaid expenses and other current assets               21,098
                                                        -----------

         Total current assets                           2,188,641

Property and equipment, net of accumulated
     depreciation and amortization                      4,202,182
                                                        -----------

Deposit and other asset                                  156,133
                                                        ----------

Intangible assets, less accumulated amortization         270,119
                                                        ----------

                                                       6,817,075
                                                      ------------

              Liabilities and Shareholder's Deficit

Current Liabilities:
     Accounts payable and accrued expenses              428,274
     Current maturities of liabilities                  486,639
                                                      -----------

         Total current liabilities                      914,913

Long-term liabilities, less current maturities        1,135,490
                                                      -----------

         Total Liabilities                            2,050,403

Shareholder's equity:
     Capital stock                                    5,977,857
     Additional paid-in capital                         857,537
     Accumulated deficiency                          (2,068,722)
                                                     ------------

         Total Shareholder's equity                   4,766,672
                                                     ------------

                                                      6,817,075
                                                     ------------

                          CREATIVE HOST SERVICES, INC.

                       STATEMENTS OF INCOME AND OPERATIONS

                                                   3 months           9 months           3 months          9 months
                                                     ended              ended             ended              ended
                                                    9/30/96            9/30/96           9/30/97            9/30/97
                                               ----------------------------------------------------------------------
Revenues:
   Airport Concessions                            1,366,671          3,136,067          2,429,612         6,156,134
   Revenues from franchised restaurants             249,553            577,732            194,591           501,904
   Wholesale sales                                   30,593            103,115             27,104            84,403
                                               ----------------------------------------------------------------------

         Total revenues                           1,646,817          3,816,914          2,651,307         6,742,441
                                               ----------------------------------------------------------------------

Cost of goods sold                                  468,664          1,167,548            868,225         2,188,717
                                               ----------------------------------------------------------------------

Gross profit                                      1,177,953          2,649,366          1,783,083         4,553,724
                                               ----------------------------------------------------------------------

Operating costs and expenses:
   Payroll and other employee benefits              590,131          1,163,340            966,704         2,410,868
   Occupancy                                        282,607            731,956            623,012         1,339,091
   General, administrative and selling
           expenses                                 116,859            423,929            139,580           570,848
                                               ----------------------------------------------------------------------

         Total operating costs and expenses         969,597          2,319,225          1,729,297         4,320,807

Income (loss) from operations                       188,356            330,141             53,786           232,917

Interest expense - net                              (56,299)          (123,014)           (30,689)         (159,252)
Other income                                              1                309                723             6,640
                                               ----------------------------------------------------------------------

Cost of prior offering                                   --                 --                 --                --
                                               ----------------------------------------------------------------------

                                                    (56,298)          (122,705)           (29,966)          (152,612)
                                               ----------------------------------------------------------------------

Net income (loss)                                   132,058            207,136             23,819            80,305
                                               ----------------------------------------------------------------------

Net income (loss) applicable to
    common stock                                    120,495            158,656             17,819            (6,805)
                                               ----------------------------------------------------------------------

Net income (loss) per share                            0.11               0.13                 --                --
                                               ----------------------------------------------------------------------

                          CREATIVE HOST SERVICES, INC.

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Nine months ended September 30,
                                                                           1996               1997
Cash flows provided by (used for)
operating activities:
   Net income (loss)                                                      207,436               80,305

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                           89,834              168,209
   Allowance for doubtful accounts                                          9,000                   --

Changes in operating assets and liabilities:
   Accounts receivable                                                   (211,285)            (100,038)
   Inventory                                                              (76,825)             (57,729)
   Prepaid expenses and other current assets                                1,409              (2,835)
   Accounts payable and accrued expenses                                  141,133             (220,119)
   Deferred income                                                             --              (17,500)
    Preferred dividend payable                                                 --             (142,000)
                                                                       ---------------------------------

         Net cash provided by (used for) operating activities             160,702             (291,707)
                                                                       ---------------------------------

Cash flows provided by (used for) investing activities:
  (Increase) decrease in intangible assets                                 10,078             (225,842)
   Acquisition of furniture and equipment                                (920,439)          (2,388,292)
   (Increase) decrease in deposit                                         (96,218)              63,418
                                                                       --------------------------------
         Net cash used for investing activities                        (1,006,579)          (2,550,716)

Cash flows provided by (used for) financing activities:
   Net proceeds from leases payable                                       732,507             (242,013)
   Payments on notes payable                                              (16,680)            (103,720)
   Issuance of capital stock                                                   --            5,355,982
   Redemption ofonvertible preferred stock                                     --             (722,635)

         Net cash provided by financing activities                        715,827            4,287,614
                                                                      ----------------------------------

Net increase (decrease) in cash                                          (130,050)           1,445,191

Cash, beginning of the year                                               131,050                1,000
                                                                      ----------------------------------
Cash, ending of the period                                                  1,000            1,446,191
                                                                      ==================================


                          CREATIVE HOST SERVICES, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PREPARATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1996, included in the Creative Host Services, Inc. ("Company" or "Registrant") registration statement on Form SB-2. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to rpesent fairly the Company's financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine-month periods ended 1997 and 1996 have been included.

          The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

          Net Income or Loss per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because of their antidilutive or non-material effect.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - INITIAL PUBLIC OFFERING

          During July 1997, the Company completed an initial public offering for 1,150,000 shares of common stock providing net proceeds of approximately $4.2 million.

                          CREATIVE HOST SERVICES, INC.

                 Notes to Interim Condensed Financial Statements


Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

          Revenues. The Company's gross revenues for the three months ended September 30, 1997 were $2,651,307 compared to $1,646,817 for the three months ended September 30, 1996, an increase of $1,004,490 or 62%. Revenues increased in 1997 as a result of the opening of new concessions at airports in the United States in the second and fourth quarters of 1996 and in the second quarter of 1997. Revenues from concession activities increased $993,783 ($2,429,612 as compared to $1,435,847) while food preparation revenues increased slightly by $14,213 ($194,591 as compared to $180,578), offset a slight decrease in franchise royalties of $(3,489) ($27,104 as compared to $30,593).

          Cost of Goods Sold. The cost of goods sold for the three months ended September 30, 1997 were $868,225 compared to $468,884 for the three months ended September 30, 1996. As a percentage of total revenue, the cost of goods increased from 28.4% to 32.1%. This increase is attributable to the Company's requirement to purchase additional food product from outside vendors to meet certain airport requirements that arise when a new concession is operated "as is" until build-out to a Creative Host store.

          Operating Costs and Expenses. Operating costs and expenses for the three months ended September 30, 1997 were $1,729,297 compared to $989,597 for the three months ended September 30, 1996. Payroll expense increased from $590,131 to $966,704 in 1997. As a percentage of total revenue, payroll expense was 22% for the three months ended September 30, 1996 and 37% for the three months ended September 30, 1997. The increase in payroll expense is attributed to extensive store management replacement required by a loss of certain payroll controls. Management believes that proper controls are now in place and that payroll expense will decrease significantly in the second half of 1997. The Company expects payroll costs to increase in total dollar amounts with the addition of new concession facilities and to decrease as a percentage of revenues as new concessions mature and more advanced control measures are put in place. General and administrative expenses increased from $116,859 for the three months ended September 30, 1996 to $139,580 for the three months ended September 30, 1997, but decreased as a percentage of revenues from 16% in 1996 to 9% in 1997. The Company intends to hire additional administrative staff commensurate with its growth. Consequently, general and administrative expenses should be higher in the last six months of 1997, and may represent a greater percentage of total revenues.

          Interest Expense. Interest expense-net decreased from $56,299 in the quarter ended September 30, 1996, to $30,689 in the quarter ended September 30, 1997 as a result of earning interest on proceeds from the Company's initial public offering.

          Net Income (Loss). Net income for the three months ended September 30, 1997 was $23,819 compared to $132,058 for the three months ended September 30, 1996. Management attributes this decrease to the start-up and training costs related to the opening of two new airport facilities in May and June of 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

          Revenues. The Company's gross revenues for the nine months ended September 30, 1997 were $6,742,441 compared to $3,816,914 for the nine months ended September 30, 1996, an increase of $2,925,527 or 77%. Revenues from concession activities increased $3,020,067 ($6,156,134 as compared to
$3,136,067) for the nine month period ended September 30, 1997, offsetting a slight decrease in food preparation center sales of $(75,828) ($501,904 as compared to $577,732) and franchise royalties of $(18,712)($84,403 as compared to $103,115). The decrease in food preparation center sales and franchise royalties were attributable to an overall decrease in revenues at franchisee-owned restaurants.

          Cost of Goods Sold. The cost of goods sold for the nine months ended September 30, 1997 were $2,188,717 compared to $1,167,548 for the nine months ended September 30, 1996. As a percentage of total revenue, the cost of goods sold remained comparable.

          Operating Costs and Expenses. Operating costs and expenses for the nine months ended September 30, 1997 were $4,320,807 compared to $2,319,225 for the nine months ended September 30, 1996. Payroll expense increased from $1,163,340 in 1996 to $2,410,868 in 1997. As a percentage of total revenue, payroll expense was 36% in the nine-month period ended September 30, 1997 and 26% in the same period last year. General and Administrative expense increased from $423,929 for the nine month period ended September 30, 1996 to $570,848 for the nine month period ended September 30, 1997. As a percentage of total revenue, general and administrative expenses decreased from 11% in the nine month period ended September 30, 1996 to 8% in the nine month period ended September 30, 1997.

          Interest Expense. Interest expense for the nine-month period ended September 30, 1977 was $159,252 as compared to $123,914 for the nine-month period ended September 30, 1996 reflecting increased borrowing under capital lease obligations.

          Net Income (Loss). Net income for the nine months ended September 30, 1997 was $80,305 as compared to $207,136 for the nine months ended September 30, 1996.

         The Company does not believe the inflation has had a material adverse effect on its revenues and earnings.

Liquidity and Capital Resources

          The registrant believes funds provided from the completion of its public offering of July 22, 1997, and funds from operations will be sufficient for its immediate needs for working capital and to build out new airport concessions under contract to open in 1997. The Company's anticipated major financial commitments relate to the cost of building and equipping new airport concession facilities as they are obtained. In September of 1997, the Company was awarded three new airport concession locations and plans to be operating at these locations within the next nine months. The Company believes that it has sufficient capital from cash flow and the proceeds of its public offering to meet its capital requirements to open its 1997 contracted concessions. However, the Company does anticipate the need for additional construction financing during the first six months of fiscal 1998.

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

                           Part II- Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  No exhibits are filed herewith.

          (b) On August 13, 1997, the Company filed a Form 8-K in connection with the resignation of its Chief Financial Officer.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CREATIVE HOST SERVICES, INC.


Date:  November 14, 1997                      By: /s/ Sayed Ali
                                                 -------------------------
                                                 Sayed Ali, President
                                                 As Principal Financial Officer
                                                 and on behalf of the Registrant