Form 10KSB
period 1997-12-31
CREATIVE HOST SERVICES INC
filed 1998-03-31
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20559

                                   FORM 10-KSB

(Mark One)
(x)                Annual Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or

(  )               Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number 000-22845

                          CREATIVE HOST SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                 California                             33-1069494
          (State of Incorporation)         (I.R.S. Employer Identification No.)

           6335 Ferris Square, Suites G-H, San Diego, California 92126
               (Address of principal executive offices) (Zip Code)

                                 (619) 587-7300
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(b) of the Act:


                                              Name of Each Exchange On Which
             Title of Each Class                       Registered
                Common Stock                             NASDAQ


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Revenues for fiscal year 1997 were $9,802,529

         The aggregate market value of voting stock held by non-affiliates of the registrant was $5,406,168 as of March 26, 1998 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 3,098,492 shares outstanding of the registrant's Common Stock as of March 26, 1998.

                                     PART I

ITEM 1.           BUSINESS

The Concession Business

         The Company is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States. The Company currently has 30 operating concession facilities at 16 airports, 29 of which are Company owned and one of which is franchised, including concessions at Los Angeles International Airport, Denver International Airport, Portland International Airport, and the airports in Aspen, Colorado; Orange County, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Asheville and Greensborough (Piedmont Triad), North Carolina; Allentown, Pennsylvania; Roanoke, Virginia; Columbia, South Carolina; Sioux Falls, South Dakota; and Cedar Rapids and Des Moines, Iowa. In addition, the Company has been awarded contracts for the construction of six additional concession facilities, including two locations at Ontario, California; one location at John F. Kennedy International Airport, in New York City; one location at Midland, Texas; and two additional locations at Des Moines, Iowa. The Company expects to commence operations at each of these six additional facilities in 1998. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. The Company's airport concession business is complemented by inflight catering contracts awarded to it by major airlines at certain airports. The Company currently utilizes its existing facilities at airports to provide fresh meals to airlines.

         Concessions to operate food and beverage and other retail operations at domestic airports are generally granted by an airport authority pursuant to a request for proposal process. Proposals generally contain schematic drawings for the concession layout, a commitment to make capital improvements at the concession location, and sample menus. Rent is paid to the airport authority on the basis of a percentage of sales, with a minimum amount of rent guaranteed by the concessionaire. For airport locations with a history of operations, the Company evaluates information concerning historical revenues for the location in determining the amount to bid for both percentage and minimum rent. For locations which are newly constructed, the Company evaluates projections for the number of passengers expected to use the airport and amounts to be spent per person at airport concessions in forming a projection for revenues. As a result of the requirement to make capital improvements, the Company makes large capital outlays at the beginning of a concession term, which it seeks to recover during the remaining term. Concessions are usually awarded for a ten year period. Generally concessions are resubmitted for proposals at the end of the term and the Company would have to resubmit a bid to secure an additional ten year term.

         The Company has secured nearly all of its existing airport concessions through the request for proposal process. The Company believes its success in securing concessions through this process is attributable to tailoring its bids to a specific airport's needs, offering a unique selection of quality food and beverages, and a distinctive decor. In its proprietary menu items the Company strives to provide foods which are healthy and higher quality than typical fast food or cafeteria style products, while maintaining value pricing. The Company's Bakery/Deli style restaurants feature a selection of croissant sandwiches and a selection of vegetable, fruit and pasta salads. At locations which are anticipated to have higher revenues, the Company's strategy is to secure franchise relationships with nationally recognized food and beverage companies as part of its proposals. The Company has entered into agreements with several such companies, including Carl's Jr., Little Caesar's Pizza and TCBY Yogurt. Under these arrangements, the Company owns the concession rights from the airport authority and the Company's employees operate the location. The Company then pays franchise fees under a franchise agreement. The Company's strategy is to continue to develop relationships with a number of national and regional food and beverage companies, which it expects will provide it the flexibility to tailor product offerings to meet a particular airport's desires.

         While the Company has seriously pursued the submission of proposals only since 1995, it has been successful in a significant number of the proposals it has submitted. Management attributes this success in winning airport proposals principally to its efforts to customize each bid, striving to make creative proposals that address local preferences and distinguish the Company from its competitors in its offering of decor as well as food products. The following are examples of the Company's approaches to the concession business:

         Master Concession: The Company will generally seek to become the master concessionaire for all airport services, including food and beverage, lounge and bar, specialty retail, news and gifts, and other services at airports with at least 400,000 enplanements per year. The Company currently serves as the master concessionaire at the Cedar Rapids, Iowa airport.

         Cafe and Spirits: If the opportunity for a master concession is not available, then the Company submits bids utilizing specific food and beverage concepts, or other service concepts depending on the nature of the concession. One such concept is "cafe and spirits" featuring various branded and nonbranded food and beverages, such as TCBY Yogurt and Creative Croissants, along with a bar, lounge and mini library. The Company currently operates Cafe and Spirts formats at all Creative Croissants locations serving liquor with the exception of Los Angeles International Airport and Portland International Airport.

         Creative Croissants(R) Bakery Deli: Depending on the preference of the airport authority and the available concession category, the Company can submit proposals for the bakery/deli concept either on a stand alone basis or in a food court. The Company currently operates Creative Croissants, either stand alone or a part of a food court at every airport it currently services.

         "Panache Coffees": For smaller areas on a more dispersed basis, the Company has entered into an agreement with Panache Coffees to meet the growing demand for coffee beverages at airports. The Company has presented this concept in a kiosk format and as part of other food and beverage facilities. The Company currently has four Panache Coffee outlets at four airports with plans to add additional locations at four existing airport concession locations.

         "Creative Juices": Fresh fruit juices and fruit smoothies seem to be growing in popularity, resulting in the demand for small areas with juice bars at airports. The Company has successfully implemented its Creative Juice concept at its airport facilities at Denver International Airport and plans to add additional facilities at Des Moines and Piedmont Triad airports.

         "Haute Dogma": The Company has developed a concept for gourmet hot dogs which can be implemented in a built-out concession, as part of a food court or as a free-standing cart. The Company operates a built-out concession at the Denver International Airport under the "Haute Dogma" concept, and plans to open additional facilities at Des Moines, Piedmont Triad, Asheville and Sioux Falls airports.

         The Company has also sought to expand its physical presence at airports by acquiring existing concessionaires with one or more airport locations. Generally, the airport authority overseeing the operations at the airport will have the right under the existing concession agreement to approve of the change in control. As a result, the strengths the Company demonstrates in the RFP process are used to secure the consent of an airport authority to a transfer of concession rights in an acquisition of an existing location. The Company has typically negotiated for an extension of the concession term in exchange for additional capital improvements or additional facilities or menu items to be offered at the concession location as part of securing the airport authority's consent to the transfer.

         The Company's strategy is to expand its concession business to more airports in the United States, and eventually to other public venues. The Company also intends to seek to expand the types of concession services which it provides, and to be awarded more multiple and master concession contracts such as the one it has been awarded for the Cedar Rapids, Iowa airport. While the Company has historically focused on the food and beverage segment, it intends to seek concession awards to provide news stands, gift shops, specialty stores and other services to augment the Company's food and beverage business at airports and other venues.

         In analyzing a concession opportunity, particularly in the airport industry, the Company evaluates the following factors, among others: (1) the estimated rate of return on the investment in the facilities, (2) the historical performance of the location, (3) the historical and estimated future number of annual enplanements at the airport, (4) the competition in the vicinity of the proposed facility, (5) the rent and common area maintenance charges for the proposed facilities and (6) the length of the proposed concession term. In customizing the design proposal and theme for a concession opportunity, the Company analyzes the character of the community and the expected preferences of the patrons (for example, whether they are primarily tourists or business persons) to determine the most attractive facility. The scope of the contract and the size and shape of the site are other elements considered in the analysis.

         Once the Company has been awarded a concession contract at an airport, it is generally scheduled to assume the management of the existing facilities within 90 to 120 days of the award, or to commence construction of an entirely new facility within three to six months of the award. The Company is generally required to place three types of bonds with an airport authority before it may take over operations at a concession. In connection with its bid, it is required to post a bond for the amount of capital improvements it is committed to make at the airport. During commencement of construction for any specific construction project, the Company is required to post a construction bond for the specific facilities to be constructed. This bond terminates upon completion of each specific project and the bond for all of the capital improvements expires upon completion of all capital improvements for the airport. In addition, the Company is required to post a performance bond to cover some specified percentage of the Company's minimum rent obligations. This bond remains in place during the term of the concession. To date the Company has not experienced significant difficulty in securing bonds for its obligations to various airport authorities. The Company's bonding capacity is limited by its size, and has therefore limited the projects on which it could bid. If the Company continues to grow, it anticipates increasing its bonding capacity and the ability to bid for larger projects at the largest domestic airports.

         Typically the Company operates an existing facility for two to three months before beginning the remodeling of the site according to the specifications in its airport bid proposal. During the remodeling phase of an existing facility, which usually takes 45 to 60 days, the facility will either be closed or will serve at minimal levels. Once the remodeling is completed, the facility opens for full service business, generally for most hours during which the airport is actively operating.

         Inflight catering has traditionally generated higher gross profit margins than the Company's airport concession business. Consequently, management intends to expand its inflight catering services. The Company currently has inflight catering contracts with several major airlines at specific airports, including Delta Airlines, U.S. Air, United Airlines and Northwest Airlines. The Company also provides inflight catering services for charter flights. The potential for direct sales of bakery items from the Company's food preparation center to the major airlines is also being pursued. The Company intends to continue to bid on direct inflight catering contracts with airlines as it expands into new airport locations. There can be no assurance that the Company will be successful in this market.

Concession Locations

         The  following  table   identifies  the  Company's   existing   airport
concessions and those which have been awarded and are expected to being operations in 1998:

                    Existing and Awarded Concession Locations

                                                                                     Date of
                                                                                    Completion
                                                                                    or Expected                        Year Ended
                                                                 Date Commenced    Completion of      Expiration Date  December 31
Name/Location of Concession    Description of Concession           Operations       Remodeling         of Contract   1997 Revenue(7)
-----------------------------------------------------------------------------------------------------------------------------------

Midland, Texas                 Food and Beverage (one location)    Not Yet Opened  October 1998       September 2007           N.A.
Ontario, California            Food and Beverage (two locations)   Not Yet Opened  October 1998       July 2008                N.A.
John F. Kennedy International  Food and Beverage (one location)    Not Yet Opened  September  1998    May 2008(2)              N.A.
Greensborough (Piedmont Triad) Food and Beverage (three            December 1997   July 1998          May 2008             $123,349
North Carolina                 locations)
Asheville, North Carolina      Food and Beverage (one location);   November 1997   June 1998          November 1997          72,408
                               News & Gift (one location)
Sioux Falls, South Dakota      Food and Beverage (two              August 1997     July 1998          August 2007           358,077
                               locations); Inflight Catering
Des Moines, Iowa               Food and Beverage (four locations   July 1997       Two in April 1998; July 2007(3)          545,110
                               -- two existing and two to be newly                 two in June 1998
                               constructed)
Allentown, Pennsylvania        Food and Beverage (one location);   July 1996       January 1998       July 2006           1,119,926
                               Inflight Catering
Columbia, South Carolina(1)    Food and Beverage (two              October 1996    October 1997       October 2006(4)       944,344
                               locations); Inflight Catering
Cedar Rapids, Iowa(1)          Master Concession, Food and         November 1996   October 1997       March 2004(5)       1,191,285
                               Beverage (two locations), News &
                               Gifts (one location), Specialty
                               Stores (one location); Inflight
                               Catering
Lexington, Kentucky(1)         Food and Beverage (two              July 1996       February 1997      July 2006             699,939
                               locations); Inflight Catering
Roanoke, Virginia(1)           Food and Beverage (two              June 1996       January 1997       June 2006             489,035
                               locations); Inflight Catering
Appleton, Wisconsin(1)         Food and Beverage (one location)    January 1996    January 1996       July 2005             238,095
Madison, Wisconsin(1)          Food and Beverage (two locations)   January 1996    July 1996          January 2006          735,716
Portland International         Food and Beverage (one location)    October 1995    October 1995       June 2005             468,225
Los Angeles International      Food and Beverage (one location)    June 1995       September 1995     June 2005(6)        1,419,629
Aspen, Colorado(1)             Food and Beverage (one location)    May 1994        May 1994           September 1999        345,118

                                                                           Date of
                                                                        Completion of
                                                                          Expected                                    Year Ended
                                                       Date Commenced   Completion of           Expiration Date       December 31
Name/Location of Concession  Description of Concession   Operations      Remodeling               of Contract      1997 Revenue (7)
-----------------------------------------------------------------------------------------------------------------------------------

Denver International         Food and Beverage (four   February 1995   One completed February   June 2003 and              171,153
                             locations)                                1995; one completed      November 2006
                                                                       December 1997; third
                                                                       expected to open June
                                                                       1998; one completed and
                                                                       anticipated to open upon
                                                                       terminal opening
Orange County                Food and Beverage         September 1990  Completed - Franchisee   February 2001(5)              N.A.
                             (one location)            Renewed         Owned
                                                       February 1996                                               ________________
                                                                                                           TOTAL         8,921,409


-----------

(1) The Company is currently the sole food and beverage concessionaire at this airport.

(2) Delta Airlines, the owner of the airport terminal, has reserved the right under its concession agreement with the Company to recapture the premises upon 30 days notice and payment for the Company's improvements.

(3) The airport retains the right under the concession to recapture the premises upon payment for the Company's improvements.

(4) After the initial year of the term, the airport authority has the right to terminate the concession upon payment to the Company of its "remaining business interest" in the concession.

(5)       Can be terminated by the airport on 90 days notice.

(6)       After June 2001 can be terminated by the airport upon 90 days notice.

(7)       Does not include discontinued operations at the Los Angeles Library.

         The following table shows location sales for each airport concession location operated by the Company in fiscal 1997. The total pro forma annual concession revenues as represented below for 1997, consist of the sum of (i) the actual Company revenues for each location and, (ii) the historical revenues (unaudited) at each of those locations for the portion of 1997 in which the location was under previous ownership.

                                                                     Year Ended December 31, 1997 Revenue
                                                     --------------------------------------------------------------


                                                          Previous            The Company         Total Pro Forma
                     Location                            Operator(1)           Owned(10)              Revenue
--------------------------------------------------------------------------------------------------------------------


Allentown, PA......................................                   --              1,119,926           1,119,926
Appleton, WI.......................................                   --                238,095             238,095
Asheville, NC(2)...................................              441,308                 72,408             513,716
Aspen, CO..........................................                   --                345,118             345,118
Cedar Rapids, IA...................................                   --              1,191,285           1,191,285
Columbia, SC.......................................                   --                944,344             944,344
Denver, CO(3)......................................              771,516                171,153             942,669
Des Moines, IA(4)..................................              562,438                545,110           1,107,548
New York (JFK), NY(5)..............................                    -                     --                  --
Greensborough (Piedmont Triad), NC(6)..............            1,680,170                123,349           1,803,519
Los Angeles, CA....................................                   --              1,419,629           1,419,629
Lexington, KY......................................                   --                699,939             699,939
Madison, WI........................................                   --                735,716             735,716
Midland, TX(7).....................................                   --                     --                  --
Ontario, CA(8).....................................                   --                     --                  --
Portland, OR.......................................                   --                468,225             468,225
Roanoke, VA........................................                   --                489,035             489,035
Sioux Falls, SD(9).................................              545,729                358,077             903,806
                                                     --------------------------------------------------------------

         TOTAL                                                 4,001,161              8,921,409          12,922,570

-------------------

(1) These figures represent the estimated, unaudited revenues of the previous operator of the location for the portion of the 1997 year prior to acquisition of the location by the Company. The information concerning revenues received by prior operators of the concession location has been provided by airport authorities or the prior operator for the concession location. While the Company has no reason to believe there are any inaccuracies in such information, the Company has not independently verified the information provided to it.
(2)       The Company began operations in November 1997.
(3) The Company began operations at one location in November 1997; and one location in December 1997 and expects to open one more location in June 1998 and one more location to open upon terminal opening.
(4)       The Company began operations in July 1997.
(5)       The Company expects to open the location in September 1998.
(6)       The Company began operation in December 1997.
(7)       The Company expects to open the location in October 1998.
(8)       The Company expects to open the location in October 1998.
(9)       The Company  began  operations  in August 1997.
(10)      Does not include discontinued operations at the Los Angeles Public
          Library.

Food Preparation Center

         The Company operates a 4,635 square foot food preparation center located at 6335 Ferris Square, Suites G-H, San Diego, California which is adjacent to its corporate headquarters. The center is currently operating at approximately 35% capacity. Using its proprietary recipes, the Company prepares several bakery items sold at the Creative Host concessions and at franchise restaurants (described below), including regular croissants, croissants filled with meat, cheeses and vegetables, pastries, muffins and other bakery foods. The bakery foods are prepared, frozen in dough form and regularly shipped to concessions and franchisees where they are baked and served on a daily basis.

         In addition to supplying the airport concessions, inflight catering and franchise restaurant business, the Company also sells finished bakery foods produced at its food preparation center to restaurants and other food outlets in the San Diego area. These outside customers include hotels, institutions and mobile food carriers. The Company may establish and operate additional food preparation centers in the future to the extent that it expands geographically and increases the number of concessions. There is no assurance that the Company's sales to outside customers will maintain their present levels or grow in the future.

         The Company has entered into an agreement with Sysco Food Services Corporation ("Sysco"), to provide distribution services. Under the arrangement, Sysco picks the food items produced at the food preparation center and stores them in Sysco's facilities. Sysco then distributes those food items as well as certain other food and related supplies to each of the Company's airport concession locations. All of the purchasing for the concession locations, except for certain perishable items such as dairy and produce, is done through Sysco resulting in uniform cost of goods and centralized costs controls.

Franchise Operations

         From 1986 through 1994, the Company was actively engaged in the business of franchising restaurants under the "Creative Croissant" name. The Company's restaurant franchise business was not successful, and in 1990, the Company began the transition to company-owned airport concessions that is the major focus of its current business plan. The Company continues to have franchise relationships with 9 restaurant franchisees, excluding the Orange County airport concession which is operated by a franchisee.

         Creative Croissant franchise restaurants are generally located in regional malls, specialty centers, high rise office buildings and other areas with heavy pedestrian traffic. All of the Company's franchise operated restaurants are located in California, in the following cities: San Diego, Laguna Niguel, Mission Viejo, Orange, Laguna Hills, Martinez, Torrance, San Francisco, and Walnut Creek. Although all franchisees remain current in their purchase of food products, currently 8 of 9 franchises are in default on their monthly royalty payment obligations to the Company. This default amounts to approximately $3,500 per month in lost royalties.

         The Company expects the revenues from franchising (approximately 1% of total revenues for the nine month period ended December 31, 1997) to remain unchanged or decline over time as the Company concentrates on expanding its concession business and establishing more Company owned facilities at airports and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, it may continue to sell franchises in special situations when a franchise would be more advantageous to the Company than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

Marketing and Sales

         The Company's  marketing strategy involves two fundamental  components:
(i) securing the concession and (ii) increasing sales once the concession has been granted. The Company plans to continue to concentrate its marketing and sales efforts on acquiring high volume concessions at airports and to evaluate other public venues with high, captive pedestrian traffic such as sports stadiums, public libraries, zoos and theme parks throughout the United States. For the near future, the Company intends to focus on the approximately 123 airports in the United States with over 400,000 enplanements per year. In those smaller regional airports, the Company, whenever possible, will seek to be the master concessionaire for all concession operations conducted at such airports.

         The Company targets the airport concession business through its presence at airport authority association meetings and trade shows, its network of existing relationships in the airport business community, and its submission of bids in response to requests for proposals ("RFPs") by airports. By continually monitoring the availability of RFPs at airports throughout the nation, the Company seeks to be involved in every RFP that is economically feasible for it. In bidding for concessions, the Company focuses on those airports with locations indicating that the concession will earn annual gross revenues of from $500,000 to $2,000,000. Once a concession has been targeted, the Company develops a customized bid tailored to address a theme or culture specific to the concession location. Management is currently working with airport managers to design unique and exciting food court areas with a variety of food choices, comfortable seating and self serve options without the inconveniences of traditional restaurants. The Company's proposals for airports include children's play areas, reading areas, mini-libraries and computer services.

         The Company has developed several marketing techniques for the Creative Host concession locations to encourage sales at concessions and to provide additional sources of revenues. To compete within an airport, the Creative Host approach is to combine aroma and showmanship with high quality fresh and nutritious foods at value prices to attract customers. The Company's food and beverage facilities have traditionally been designed with a European flair for fresh, healthy and nutritious gourmet and specialty foods, served quickly and at value prices. The desired atmosphere has been one of a European sidewalk cafe with carved wood display cases and the use of brass, wood, marble and glass. Depending on their size, the facilities feature European style hot meal croissants filled with meats, cheeses and vegetables, gourmet coffees, fresh salads, nondairy fresh fruit shakes and other foods and beverages. Low fat, low cholesterol ingredients are utilized whenever possible, consistent with maximizing flavor. No artificial flavors or preservatives are used in any of the baked goods. A large bakery oven and brass eagle domed espresso machine creates an inviting, aromatic atmosphere. Several of the concession facilities have an espresso bar, a variety of coffee selections or a juice bar. While maintaining its philosophy of offering healthy foods, value pricing and quick service, the Company is diversifying into agreements with renowned food and beverage suppliers such as Carls Jr., Little Ceasar's Pizza and TCBY Yogurt. The food and beverage concessions sell gourmet coffee beans as gift packages, colorful sports bottles and thermal coffee mugs featuring the "Creative Croissants(R)" logo and key menu items, custom gift baskets and other promotional merchandise. Currently the Company is test marketing fresh fruit juice bars operated under the name "Creative Juices", which it recently introduced at the Los Angeles International Airport.

Competition

         The concession industry is extremely competitive and there are numerous competitors with greater resources and more experience than the Company. The dominant competitors in the airport concession market are Host Marriott Services Corporation and CA One Services, Inc., which have been serving the airport concession market for decades. Host Marriott and CA One Services have established a marketing strategy of offering comprehensive concession services to airport authorities in which they submit a bid on an entire airport or terminal complex, and often provide a well known franchise such as McDonalds or Burger King as part of their package. They generally operate large airport master concessions with annual sales in excess of $2.2 million.

         Other formidable competitors in the concession business, especially food and beverage, are Service America Corporation, Anton Food, Concession International, Air Host, Inc., ARA Services, Canteen Corporation, Morrison's Hospitality Group, Gardner Merchant Food Services, Seiler Corporation, Service Master Food Management Services and others. Other competitors such as Fine Host, Inc., Paradies and W.H. Smith compete in the market for providing retail concession services to airports. Dobbs International and Sky Chefs, LSG dominate the inflight catering business.

         The Company is focusing initially on the smaller airport concessions where competition from large competitors is less intense. However, there are a limited number of concession opportunities domestically. If the Company achieves greater penetration in the regional airports, it will be required to enter into larger domestic airports, or other venues to sustain its growth. Entry into larger domestic airports will necessarily involve direct competition with Host Marriott and CA One Services.

         The Company differentiates itself in all markets in the design and product mix it offers to a particular airport. The Company designs its concession bids and facilities around unique themes or concepts that it develops for each location. In this manner, the Company seeks to appeal to airport authorities that are seeking individual bidders with interesting and creative food concepts, both to boost the airport's income from percentage rents and to enhance the look and reputation of the airport and the cities it serves. The Company also offers a variety of food concepts with an emphasis on fresh foods and high quality, while maintaining a value-oriented price.

Government Regulation

         The airport concession business is subject to the review and approval of government or quasi government agencies with respect to awarding concession contracts. In addition, food and beverage concessions are subject to the same rigorous health, safety and labor regulations that apply to all restaurants and food manufacturing facilities. Concession businesses are also subject to labor and safety regulations at the local, state and federal level. Concessions granted by airport authorities and other public agencies may also be subject to the special rules and regulations of that agency, including rules relating to architecture, design, signage, operating hours, staffing and other matters. Failure to comply with any of these regulations could result in fines or the loss of a concession agreement.

         The Federal Aviation Administration requires airports receiving federal funds to award contracts for concession facilities producing at least 10% of total airport concession revenue to certain designated categories of entities that qualify as a Disadvantaged Business Enterprise ("DBE"). The federal requirements do not specify the nature or manner in which the DBE must participate. Historically, companies in the industry have relied on hiring DBE employees, purchasing provisions from DBE suppliers, contracting for services from DBEs or subcontracting a portion of the concession to a DBE in order to meet this requirement. When the Company entered the airport concession business, its Common Stock was owned entirely by Mr. Sayed Ali, a native of Pakistan. As a result, the Company qualified as a DBE. The Company's status as a DBE assisted it in securing concession awards with several airports, and some of the Company's concession agreements specify that it will retain its DBE status. As a result of the Company's recent initial public offering, Mr. Ali's ownership in the Company decreased to approximately 30%. It is unclear what impact this will have on the Company's status as a DBE. The Company has succeeded in securing airport concession contracts at 7 additional locations since its initial public offering, although the Company is not aware of the extent to which the Company's DBE status, or lack thereof, was a factor in the airport authorities' decisions to award such contracts to the Company. The federal rules do not specify a required percentage ownership for DBE status, so the Company will have to address the issue on an airport by airport basis. If necessary, the Company will comply with a particular airport's request for additional DBE participation through the industry practice of hiring or contracting with other DBEs. The Company believes that it will retain its existing locations and can continue to secure new concessions on the basis of the products and services it offers and its industry reputation. To the extent the Company's historic rate of success in securing airport concessions is attributable to its clear status as a DBE, its growth rate may decline.

         The restaurant industry and food manufacturing businesses are highly regulated by federal, state and local governmental agencies. Restaurants must comply with health and sanitation regulations, and are periodically inspected for compliance. Labor laws apply to the employment of restaurant workers, including such matters as minimum wage requirements, overtime and working conditions. The Americans With Disabilities Act applies to the Company's facilities prohibiting discrimination on the basis of disability with respect to accommodations and employment. Food preparation facilities must comply with the regulations of the United States Department of Agriculture, as well as state and local health standards.

         Franchising is regulated by the Federal Trade Commission and by certain state agencies, including the California Department of Corporations. In addition, the California Franchising Law contains specific restrictions and limitations on the relationship between franchisors and franchisees. Franchisors such as the Company must file an annual Franchise Offering Circular with the Federal Trade Commission and certain states (many states do not regulate the offer and sale of franchises) every year. The Company believes that its franchise agreement is consistent with California law. The Company is currently registered as a franchisor in California, Arizona and Colorado, and sells in certain other states such as Nevada which do not require franchise registration.

Employees

         The Company has over 300 employees, including 15 in food preparations, 12 in administration and 275 in operations. As the Company expands and opens more concessions, the Company anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company does not have a collective bargaining agreement with its employees and is not aware of any material labor disputes.

Trademarks

         The Company has one registered trademark with the United States Patent and Trademark Office on the Principal Register, registered as "Creative Croissants(R)." In addition, the Company is in the process of filing trademark applications to register the names "Creative Host Services, Inc." and "Haute Dogma," and as its business develops, the Company plans to continue to develop merchandising of trademark products, such as clothing, drinking bottles, mugs and other similar products, utilizing its service marks and trademarks in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business.

ITEM 2.           PROPERTIES

         The Company's executive offices and food preparation center are located in a 8,334 square foot facility at 6335 Ferris Square, Suites G-H, San Diego, California. The combined facility is covered by a five-year lease terminating April 15, 2002 with monthly payments of $4,506 plus common area maintenance charges. The Company has one option to extend the term for an additional five-year period. The Company believes its new facilities will be adequate to accommodate production of two to three times its current levels.

         The Company also leases space as part of its airports concession operations. In addition, the Company occasionally leases restaurant space which it assigns to operators in connection with franchise operations.

ITEM 3.           LEGAL PROCEEDINGS

         There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended December 31, 1997.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of securityholders during the fourth quarter of Fiscal 1997.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Company's Common Stock trades on the NASDAQ Market under the symbol CHST. The Company completed its initial public offering on July 22, 1997 and its stock began trading on the Exchange at that time. The number of recordholders of the Common Stock was 130 on March 30, 1998. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The closing sales price of the Common Stock on March 26, 1998 was $2.50 per share.

         The high and low stock closing sales prices for quarter since the Company's initial public offering as follows:


                                            Low              High
                                        -------------------------------

September 30, 1997                      $    3.81         $   4.75
December 31, 1997                       $    1.81         $   2.37


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         With the exception of historical matters, the matters discussed in this commentary are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues, the future mix of Company revenues, the ability of the Company to reduce certain operating expenses as a percentage of total revenues, the ability of the Company to reduce General and Administrative Expenses as a percentage of total sales, and the potential increase in net income and cash flow The Company's actual results could differ materially from the results discussed in such forward looking statements. Factors that could cause or contribute to such differences include the inability to obtain the substantial additional capital necessary to complete construction of capital improvements awarded under existing concession agreements, possible early termination of existing concession contracts, possible delay in the commencement of concession operations at newly awarded concession facilities, the need and ability to attract and retain qualified management to manage operations, the need to obtain continuing approvals from government regulatory authorities, the term and conditions of any potential merger or acquisition of existing airport concession operations.

Overview

         The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 9 restaurant franchises which operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. Although the Company maintains a current offering circular on file with the FTC and various state authorities, the Company has not sold a new franchise since 1994.

         In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1996. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 28 concession locations at 13 airports. In 1996, the Company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news, gift and other services.

         As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past three years, revenues from concession operations have grown from 59% of total revenues in 1995 to 92% of total revenues in 1997.

         As of December 31, 1996, the Company had working capital of $(938,224). As of December 31, 1997, the Company had working capital of $178,285. Capital improvement costs incurred to meet the requirements of new airport concession contracts have placed substantial demands on the Company's working capital. In February 1997, the Company completed a private placement of Convertible Preferred Stock and private warrants, which raised proceeds of approximately $2,031,000 from these offerings. In July 1997, the Company completed an initial public offering of its Common Stock, raising gross proceeds of approximately $5.2 million. Nearly all of the proceeds were used to redeem the reconvertable Preferred Stock and to complete capital improvements at awarded concession locations.

         The  Company   expects  to  continue   to  have   significant   capital
requirements in 1997 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, inflight catering and other services, including the ones already awarded in New York, Pennsylvania, South Carolina, Iowa, South Dakota and Colorado. Furthermore, the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.

Results of Operations

         The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of its total revenues.



                                            Fiscal Year Ended December 31,
                                        ---------------------------------------
                                            1995         1996         1997
                                        ---------------------------------------
Revenues:
   Concessions                                   59%          85%          92%
   Food Preparation Center Sales                 33           13            7

                                                  8            2            1
   Franchise Royalties                  ---------------------------------------
      Total Revenues                            100%         100%         100%

                                                 31           31           32
Cost of Goods Sold                      ---------------------------------------
Gross Profit                                     69           69           68
Operating Costs and Expenses:
   Payroll and Employee Benefits                 33           31           36
   Occupancy                                     20           19           18
   General and Administrative                    22           12           11
Interest Expense                                  3            2            2
                                                 19            0            0
Other (Income) Loss                     ---------------------------------------
Net Income (Loss)                               (28)%          4%           0%
                                        ---------------------------------------



        Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended
                               December 31, 1996

Revenues. The Company's gross revenues for the fiscal year ended December 31, 1997 were $9,802,529, compared to $5,691,645, for the fiscal year ended December 31, 1996. Revenues from concession activities increased $4,212,003 ($9,035,807 compared to $4,822,804) and food preparation center sales decreased $83,426 (from $742,434 to $659,008) while franchise royalties declined $18,693 (from $126,407 to $107,714). Substantially all of the increase in concession activities is attributable to full year operations for the concession locations opened during fiscal 1996 and partial year operations for an additional 7 concession locations which opened during fiscal 1997.

Cost of Goods Sold. The cost of goods sold for the fiscal year ending December 31, 1997 was $3,126,711 compared to $1,752,541 for the fiscal year ending December 31, 1996. As a percentage of total revenues, the cost of goods sold was 31%
in 1996 and 32% 1997. Costs of goods sold is typically high for a newly opened concession facility as the Company gathers information concerning requirements for the specific location. Since the product is perishable, adjustments to production level effects both sales and costs of sales. As the Company improves accuracy of production and reduces the waste problem created by training, cost of sales will improve. As a result, the Company expects costs of goods sold to decline slightly as a percentage of sales as newly added stores obtain operating data.

Operating Costs and Expenses. Operating costs and expenses for the fiscal year ended December 31, 1997 were $6,438,863, compared to $3,556,410 for the fiscal year ended December 31, 1996. Payroll expenses increased from $1,771,720 in 1996 to $3,524,001 in 1997. As a percentage of total revenues, payroll expense was 31% in 1996 and increased to 36% in 1997. Management believes that increased training costs and other inefficiencies as a result of the opening of a number of new concession locations contributed to the higher payroll costs, the Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percent of revenues as newly opened facilities operate more efficiently and the Company reaps the benefits of recently implemented cost control measures. General and administrative expenses increased from $683,097 in 1996 to $1,124,556 in 1997, but decreased as a percentage of total revenues from 12% in 1996 to 11% in 1997. The increase was attributable primarily to increases in administrative salaries. The Company will continue to add additional administrative staff commensurate with its growth but expected general and administrative expenses to continue to decline as a percentage of total revenues.

Interest Expense. Interest expense for the fiscal year ended December 31, 1996 was $195,120 compared to $205,965 for the fiscal year ended December 31, 1997. As a percentage of total revenues, interest expenses remained the same at 2%.

Net Income (Loss). Net income for the fiscal year ended December 31, 1997 was $37,631 compared to $187,574 for the fiscal year ended December 31, 1996. Operating income decreased from $382,694 in 1996 to $236,955 in 1997. Management attributes the decline in net income to the increase in operating expenses attributable to opening seven new concessions locations during fiscal 1997.

Same Store Sales. The Company operated three locations during both the full fiscal years ended December 31, 1996 and December 31, 1997. Sales for those locations were $2,098,015 for the fiscal year ended December 31, 1996 and $2,232,972 for the fiscal year ended December 31, 1997, for an increase of $134,957 or 6%.

        Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended
                               December 31, 1995

Revenues. The Company's gross revenues for the fiscal year ended December 31, 1996 were $5,691,645, compared to $2,059,607 for the fiscal year ended December 31, 1995. Revenues from concession activities increased $3,595,943 ($4,822,804 as compared to $1,226,861), and food preparation center sales increased $72,527 (from $669,907 to $742,434) while franchise royalties declined $36,432 (from $162,839 to $126,407). Substantially all of the increase in concession sales is attributable to the increase in concession revenues as a result of the opening of a significant number of new concessions at airports in the United States during the year, and a full year's operation of Company and franchise owned airport concessions which had opened during fiscal 1995. At the beginning of 1995, the Company operated only the Aspen Airport concession. Consequently the 1995 figures reflect operations from the Aspen Airport for a full year as well as partial year operations of the Los Angeles and Portland concessions. The revenue figures for 1996 include eleven additional concessions which opened during the fiscal year.

Cost of Goods Sold. The cost of goods sold for the fiscal year ending December 31, 1996 was $1,752,541 compared to $639,091 for the fiscal year ending December 31, 1995. As a percentage of total revenues, the cost of goods sold remained consistent at 31% in 1995 and 1996.

Operating Costs and Expenses. Operating costs and expenses for the fiscal year ended December 31, 1996 were $3,536,410, compared to $1,534,919 for the fiscal year ended December 31, 1995. Payroll expenses increased from $670,049 in 1995 to $1,771,720 in 1996. As a percentage of total revenues, payroll expense was 33% in 1995 and 31% in 1996, representing a modest decrease. The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, and to decrease modestly as a percent of revenues as the Company implements certain control measures. General and administrative expenses increased from $462,960 in 1995 to $683,097 in 1996, decreased as a percentage of total revenues from 22% in 1995 to 12% in 1996. The decline in the general and administrative expenses from 1995 to 1996, as a percentage of total revenues, results from an increase of gross revenues while administrative expenses were held relatively constant.

Interest Expense. Interest expense for the fiscal year ended December 31, 1996 was $195,120 compared to $63,548 for the fiscal year ended December 31, 1995. As a percentage of total revenues, interest expenses decreased from 3% to 2%.

Net Income (Loss). Net income for the fiscal year ended December 31, 1996 was $187,574 compared to a net loss of $(578,962) for the fiscal year ended December 31, 1995. Operating losses declined from $(114,403) in 1995 to an operating income of $382,694 in 1996. The improvement of the operating performance in 1996 reflects the Company's operating cost control measures, increased sales at Company owned airport concessions, and royalty and fee income from the Denver International Airport franchise concession. The Company incurred a nonrecurring loss of $(403,738) in 1995 for costs of a private placement and an attempted public offering of the Company's stock during 1995 which caused the overall net loss of the Company to be significantly greater in 1995 than its operating loss.

Same Store Sales. The Company operated only one location during both the fiscal years ended December 31, 1995 and December 31, 1996, at Aspen, Colorado. Sales for the Aspen location were $333,062 for the fiscal year ended December 31, 1995 and $327,651 for the fiscal year ended December 31, 1996, for a decrease of $5,411 or 1.6%.

Liquidity and Capital Resources

         Since its inception, the Company's capital needs have primarily been met from the proceeds of (i) capital contributions of $1,300,000 made by Sayed Ali, the principal shareholder, Chairman and Chief Executive Officer of the Company, (ii) a Small Business Administration loan obtained by the Company in September 1992 in the original principal amount of $220,000, guaranteed by Mr. Ali and secured by certain of his personal assets and a key man life insurance policy, (iii) a private placement of 9% Convertible Redeemable Preferred Stock made by the Company in 1994 which raised gross proceeds of approximately $722,000, (iv) equipment lease financing on specific airport facilities which are guaranteed by Mr. Ali, (v) certain short term borrowings, (vi) a private placement of 8% Convertible Preferred Stock which raised net proceeds of $2.0 million in February 1997, and (vii) an initial public offering of Common Stock which raised net proceeds of $5.3 million in July 1997.

         The loan guaranteed by Mr. Ali consists of the SBA loan made by North County Bank to the Company in September 1992 in the original principal amount of $220,000 with an outstanding balance of $134,261 as of December 31, 1997. The SBA loan bears interest at the rate of prime plus 2.75% per annum and is payable in monthly installments of principal and interest equal to $2,770, with all principal and accrued but unpaid interest due on October 5, 2002. The SBA loan is secured by all of the Company's machinery, equipment, furniture, fixtures and inventory, and junior deeds of trust on two residential properties owned by Mr. Ali. The lender must approve any redemption of securities or the declaration and payment of dividends by the Company. The Company is current on its debt service of the SBA loan. The leases guaranteed by Mr. Ali are the equipment leases for the Company's food and beverage facilities at Los Angeles International Airport (approximately $200,000), Portland International Airport (approximately $180,000), the airport at Lexington, Kentucky (approximately $150,000), and the airports in Madison and Appleton, Wisconsin (approximately $300,000). The equipment leases each have a term of 60 months, are payable in equal monthly installments and have an interest rate of approximately 17.5%. Upon payment of the last installment on each lease, the Company will own the equipment.

         When the Company is awarded a new concession facility, it is generally committed to expend a negotiated amount for capital improvements to the facility. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial expenses for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of ten years, providing the Company an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past two years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that the Company has experienced over the past two years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company will continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements.

         As of December 31, 1997, the Company had working capital of $178,285. The Company expects to continue to have significant capital requirements in 1998 and 1999 to finance the construction of new airport food and beverage concessions and other concessions related businesses (i.e., news & gifts, inflight catering and other services). The Company anticipates capital requirements of approximately $4.9 million in Fiscal 1998 to complete the construction of improvements at concession facilities which it has already been awarded in California, Iowa, New York, North Carolina, South Dakota and Texas. The Company has an immediate need for additional capital to fund the construction of capital improvements at several of those airports. The Company is actively evaluating potential financing arrangements with a number of commercial banks as well as possible placements of debt or equity, or some combination of those financings in order to meet its capital needs. On March 13, 1998, the Company borrowed $250,000 from an unaffiliated third party to fund construction of capital improvements under the terms of a Promissory Note. The
Note is due the earlier of December 15, 1998, or the date on which the Company completes the sale of debt or equity. The Company estimates that existing capital and cash flow will be sufficient to continue construction scheduled for the next four to six weeks. While management believes, based on the status of discussions with various commercial banks and investment bankers, that it has several financing alternatives available to it, the Company has not yet secured a commitment for such funding, and neither the ultimate amount of any such financing nor the terms of such financing are known at this time. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.

         The Company will have additional capital requirements during 1998 and 1999 if the Company wins additional bids or acquires additional airport concession facilities. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.

Application of Proceeds from Initial Public Offering

         The Company completed an intitial public offering of Common Stock and Warrants in July 1997. The net proceeds received by the Company from the sale of securities pursuant to its initial public offering were $4,177,250, after deducting the underwriter's discounts and nonaccountable expense allowance, and the other offering expenses paid by the Company. The table below sets forth the Companys anticipated and actual use of proceeds from that offering.


                                            Estimated Use of      Actual Use of
           Application of Proceeds              Proceeds             Proceeds
-------------------------------------------------------------------------------

Acquisition of Concession Facilities
 Denver International Airport . . . . . . .      250,000             250,000
 Sioux Falls Airport . . . . . . . . . . .       120,000             153,706
Capital Improvements
 Allentown Airport. . . . . . . . . . . . .      300,000             277,094

 Columbia Airport . . . . . . . . . . . . .      150,000             382,800(1)
 Cedar Rapids Airport. . . . . . . . . . . .     150,000             197,201
 Denver International Airport. . . . . . . .  . .600,000             275,457
 Ashville Airport . . . . . . . . . . . . . .          0             100,165
 Des Moines Airport . . . . . . . . . . . . .          0              81,810
 Greensborough Airport . . . . . . . . . . .           0             150,491
Redemption of 8% Preferred Stock       . . .   1,096,200           1,096,200
Redemption of 9% Preferred Stock   . . . . .     917,135             917,135
Repayment of SBA Loan    . . . . . . . . .. .    150,000                   0
Working Capital. . . . . . . . . . . . . . .     443,915             295,191
                                             ---------------------------------

Total. . . . . . . . . . . . . . . . . . . .   4,177,250           4,177,250

-----------

(1) Up to $289,000 spent on capital improvements at the Columbia Airport are subject to reimbursement by the Airport Authority.


ITEM 7.           FINANCIAL STATEMENTS

                          CREATIVE HOST SERVICES, INC.

                               (FORMERLY KNOWN AS
                       ST. CLAIR DEVELOPMENT CORPORATION)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997






                                    CONTENTS

                                                                        Page

Independent Auditors' Report                                             20

Financial Statements:
         Balance Sheet                                                   21
         Statements of Income and Operations                             22
         Statement of Shareholder's Equity                               23
         Statements of Cash Flows                                        24
         Notes to Financial Statements                                25-31

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Creative Host Services, Inc.
San Diego, California

We have audited the accompanying balance sheet of Creative Host Services, Inc., as of December 31, 1997, and the related statements of income and operations, shareholder's equity and cash flows for each of the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Host Services, Inc., at December 31, 1997, and the results of its operations and cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.




CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 20, 1998

                          CREATIVE HOST SERVICES, INC.

                        BALANCE SHEET - DECEMBER 31, 1997


                                     ASSETS

Current assets:
     Cash                                                     $ 1,109,229
     Receivables, net of allowance of $8,807                      424,177
     Inventory                                                    327,404
     Prepaid expenses and other current assets                     29,510
                                                               ----------

          Total current assets                                                    $ 1,890,320
Property and equipment, net of accumulated depreciation and
amortization                                                                        5,056,100
Deposits and other assets                                                             138,984
Intangible assets, less accumulated amortization                                       24,417
                                                                                  -----------
                                                                                  $ 7,109,821
                                                                                  ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable and accrued expenses                    $ 1,297,877
     Current maturities of notes payable                           33,686
     Current maturities of leases payable                         380,472
                                                              -----------

          Total current liabilities                                               $ 1,712,035
Notes payable, less current maturities                                                144,317
Leases payable, less current maturities                                               763,634
Shareholder's equity:
     Common stock; no par value, 20,000,000 shares authorized,
     3,098,492 shares issued and outstanding                    5,820,514
     Additional paid-in capital                                   857,537
     Deficiency                                                (2,188,216)
                                                              ------------

          Total shareholder's equity                                                4,489,835
                                                                                  ------------
                                                                                  $ 7,109,821
                                                                                  ============





See accompanying independent auditors' report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                       STATEMENTS OF INCOME AND OPERATIONS


                                                     Year ended              Year ended
                                                 December 31, 1996       December 31, 1997
                                                 -----------------------------------------
Revenues:
   Concessions                                      $4,822,804              $9,035,807
   Food preparation center sales                       742,434                 659,008
   Franchise royalties                                 126,407                 107,714
                                                 -----------------------------------------
        Total revenues                               5,691,645               9,802,529
   Cost of goods sold                                1,752,541               3,126,711
                                                 -----------------------------------------
   Gross profit                                      3,939,104               6,675,818
Operating costs and expenses:
   Payroll and other employee benefits               1,771,720               3,524,001
   Occupancy                                         1,101,593               1,790,306
   General, administrative and selling expenses        683,097               1,124,556
                                                  ----------------------------------------
        Total operating costs and expenses           3,556,410               6,438,863
                                                  ----------------------------------------
Income from operations                                 382,694                 236,955
                                                  ----------------------------------------
Interest expense                                      (195,120)               (205,965)
Other income                                                --                   6,641
                                                  ----------------------------------------
                                                      (195,120)               (199,324)
                                                  ----------------------------------------
Net income                                            $187,574                 $37,631
                                                  ----------------------------------------
Net income (lose) applicable to common stock          $121,574                $(41,869)
                                                  ----------------------------------------
Net income (loss) per share                               $.10                  $(.02)
                                                  ----------------------------------------
Weighted average number of shares outstanding        1,200,000               2,004,596
                                                  ========================================




See accompanying independent auditors' report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                  STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                                                                                  8% convertible                          Total
                                              Common stock         Additional     preferred stock                     Shareholder's
                                              ------------          paid-in                           Accumulated        equity
                                       Shares           Amount     capital     Shares       Amount     deficit          (deficit)
                                       --------------------------------------------------------------------------------------------
Balance at January 1, 1996              1,200,000     $  621,875   $ 857,537               $          $(2,191,921)      $ (712,509)
Net income for the year ended                                                                             187,574          187,574
 December 31, 1996
Dividends payable to preferred
 shareholders                                                                                            (142,000)        (142,000)
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 1996            1,200,000        621,875     857,537                           (2,146,347)        (666,935)
Net income for the year ended
 December 31, 1997                                                                                         37,631           37,631
Dividends payable to preferred
 shareholders                                                                                            (79,500)          (79,500)
Net proceeds from issuance of 8%
 redeemable convertible preferred
 stock                                                                          800,000      2,030,762                   2,030,762
Redemption of preferred stock                                                  (800,000)    (2,030,762)                 (2,030,762)
Net  proceeds  from  issuance
 of common  stock and effect of
 redemption  of 9% preferred stock
 and conversion of 8% convertible
 preferred shares                       1,898,492      5,198,639                                                         5,198,639
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 1997            3,098,492    $ 5,820.514   $ 857.537        --     $       --  $(2,188,216)    $ 4,489,835
                                        ===========================================================================================



See accompanying independent auditors' report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             Year ended                 Year ended
                                                                           December 31, 1996         December 31, 1997

Cash flows provided by (used for) operating activities:
   Net income                                                                 $     187,574             $       37,631
                                                                              -------------             --------------
Adjustments to reconcile net income to net cash provided
by operating activities:
   Depreciation and amortization                                                    157,383                    291,372
   Provision for doubtful accounts                                                   17,722                      6,000
Changes in assets and liabilities:
(Increase) decrease in assets:
   Accounts receivable                                                            (273,766)                   (60,136)
   Inventory                                                                      (130,083)                  (113,117)
   Prepaid expenses and other current assets                                          2,921                   (11,247)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                                            320,078                    622,352
   Deferred income                                                                        -                   (17,500)
                                                                        -------------------            ---------------
        Total adjustments                                                            94,255                    718,075
                                                                             --------------             --------------
        Net cash provided by operating activities                                   281,829                    755,706
                                                                              -------------             --------------
Cash flows provided by (used for) investing activities:
   Intangible assets                                                                (4,294)                          -
   Property and equipment                                                       (1,413,302)                (3,343,709)
   Deposits and other assets                                                              -                     57,642
   Other assets                                                                   (200,803)                          -
                                                                             --------------      ---------------------
        Net cash used for investing activities                                  (1,618,399)                (3,286,067)
                                                                            ---------------             --------------
Cash flows provided by (used for) financing activities:
   Net proceeds from leases payable                                                 871,954                     90,687
   (Proceeds from notes payable                                                     334,566                     27,133
   Issuance of capital stock                                                              -                  5,198,639
   Proceeds from redemption of preferred stock                                            -                  (724,933)
   Repayment of notes payable                                                             -                  (417,004)
   Repayment of leases payable                                                            -                  (319,436)
   Cash dividends on preferred stock                                                      -                  (216,496)
                                                                      ---------------------           ----------------
        Net cash provided by financing activities                                 1,206,520                  3,638,590
                                                                             --------------            ---------------
Net increase (decrease) in cash                                                   (130,050)                  1,108,229
Cash, beginning of year                                                             131,050                      1,000
                                                                             --------------          -----------------
Cash, end of year                                                           $         1,000              $   1,109,229
                                                                            ===============              =============



See accompanying independent auditors' report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1997


(1)      Summary of Significant Accounting Policies:

         Organization and Basis of Presentations:

         Creative Host Services, Inc. formerly known as St. Clair Development Corporation) was formed in 1986 to acquire the operating assets of Creative Croissants, Inc., which consisted of a food preparation center in San Diego and two French-style cafes featuring hot meal croissants, muffins, pastas and salads. The cafes were acquired in May 1987 and the food preparation center was acquired in April 1988 in transactions accounted for using the purchase method of accounting. In 1989, the Company commenced franchising operations, licensing its trademarks to third parties, who agreed to purchase baked goods from the Company's food preparation center under franchise arrangements with the Company, and earned an initial franchise fee, a royalty based upon sales, and in some cases, advertising and marketing fees as a percentage of gross sales. In 1995, the Company began operating company owned food and beverage concessions at airports and commenced certain in-flight catering sales. The Company also sells baked goods from its food preparation center, directly to restaurants, hospitals and other institutional clients in the San Diego area. The accompanying financial statements include the operations of Company-owned concessions (mainly at various airports across the United States), revenues earned from franchisees, and operations from its wholesale food preparation activities.

         Revenue Recognition:

         Concession revenues are recorded as the sales are made; sales from the food preparation center are recorded upon shipment and revenues from in-flight catering are recorded upon delivery. Revenues from the initial sale of individual franchises are recognized, net of an allowance for uncollectible amounts and any commissions to outside brokers, when substantially all significant services to be provided by the Company have been performed.

         Use of Estimates:

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

         Fair Value:

         Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

         Inventory:

         Inventory, consisting principally of foodstuffs and supplies, is valued at the lower of cost (first-in, first-out) or market.

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1997


         Property and Equipment:

         Property and equipment are recorded at cost. Intangible assets arose from the excess of purchase price over the underlying fair value of assets acquired, and from the repurchase of marketing rights within certain geographic territories that had previously been sold to third parties. For financial statement purposes, depreciation and amortization is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows:



Office equipment                                                   10 years
Restaurant concession and commissary equipment                     10 years
Excess of cost over fair value assigned to net assets              5 years
Marketing rights                                                   5 years

         Leasehold improvements are amortized over the useful lives of the improvements, or terms of the leases, whichever is shorter.

         Income Taxes:

         Deferred income taxes arise from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

         Earnings Per Share:

         Earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period, adjusted to reflect an approximate 1.7 to 1 stock split in 1996. Common stock equivalents have been excluded from the earnings per share calculation because their effect is either antidilutive or immaterial.

         In February 1997, the Company sold 800,000 units of 8% preferred shares and common stock purchase warrants in a private placement. In August 1997, the Company sold 1,150,000 shares of common stock from an initial public offering, raising net proceeds to approximately $5,200,000. 242,461 shares of preferred stock were redeemed and the remaining 553,539 shares were converted into 553,539 shares of common stock.

         The Company issued 265,000 common shares to two individuals in 1996 in exchange for services rendered primarily in 1995 and prior. Such shares are treated as outstanding for all reporting periods for earnings per share purposes.

         Management has adopted Financial Accounting Standards Board statement No. 128, which requires companies to report "basic" earnings per share, which will exclude options, warrants and other convertible securities. The accounting and disclose requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1997, with earlier adoption encouraged. The effect of the adoption of this pronouncement was not material to the Company's financial statements.

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1997


         Cash Equivalents:

         For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

         Concentration of Credit Risk:

         The Company sells its bakery products to food distributors, retailers, franchisees and various airlines throughout the United States primarily through its own concession operations and does not require collateral. Over 90% of the Company's sales are on a cash basis. No single location accounts for more than 10% of the Company's revenues. Allowances have been provided for uncollectible amounts, which have historically been within management's expectations.

(2)      Property and Equipment:

         A summary at December 31, 1997 is as follows:



Food and beverage concession equipment                    $ 5,333,071
Food preparation equipment                                    352,932
Leasehold improvements                                        133,198
Office equipment                                               30,490
                                                          ------------
                                                            5,849,691
Less accumulated deprecation and amortization                 793,591
                                                          ------------
                                                          $ 5,056,100
                                                          ============

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1997


(3)      Intangible Assets:

         A summary at December 31, 1997 is as follows:



Marketing rights                                 $ 77,174
Franchise costs                                    85,296
                                                 --------
                                                  162,470
Less accumulated amortization                     138,053
                                                 --------
                                                 $ 24,417
                                                 ========


(4)      Notes Payable:

         A summary is as follows:


          Note  payable,  bank,  interest  at
          prime plus  2.75%,  due in monthly
          installments  of $2,770 through 2002,
          secured by all of the assets of
          the  Company,   personally  guaranteed
          by  the  president  and  major
          shareholder  including  a second  and
          third  trust  deed on  personal
          residences                               $134,261

          Note payable to landlord of former
          franchisee, interest at the greater
          of 10% or bank  prime rate plus 1%,
          due in  monthly  installments  of
          $1,264 through 2001                        43,742
                                                   --------

                                                    178,003
          Less current portion                       33,686
                                                   --------
                                                   $144,317
                                                   ========


         The following is a summary of the principal amounts payable over the next five years and thereafter.


1998                                                                  $ 33,686
1999                                                                    36,908
2000                                                                    40,441
2001                                                                    35,240
2002                                                                    31,728
                                                                   -----------

                                                                      $178,003
                                                                   ===========



Interest  paid  for  all  corporate   borrowings   (including   leases)  totaled
approximately $206,000 and $195,000 for 1997 and 1996, respectively.

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1997


(5)      Leases Payable:

         A summary is as follows:



          Equipment  leases  payable,   finance
          company,   approximate  average
          interest at 17.5%, due in monthly
          installments through the year 2001,
          secured by food and beverage concession
           equipment                                    $1,144,106

          Less current portion                             380,472
                                                        ----------
                                                          $763,634
                                                        ==========


         The following is a summary of the principal amounts payable over the next four years:


1998                                                               $   380,472
1999                                                                   411,227
2000                                                                   276,226
2001                                                                    76,181
                                                                   -----------
                                                                    $1,144,106
                                                                   ===========

(6)      Income Taxes:

         For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $1,936,000 which expire through 2008 and are available to offset further income tax liabilities. Due to the completion of an initial public offering, there are significant limitations on the Company's ability to utilize this operating loss carryforward.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The effect of adopting SFAS 109 was not material to the Company's financial statements.

          Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997 are as follows:


Allowance for doubtful accounts                                       $  3,500
Net Operating loss carryforwards                                       774,400
                                                                      --------
                                                                       777,900
Valuation allowance                                                   (777,900)
                                                                      --------
         Net deferred taxes                                           $     --
                                                                      --------

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1997


(7)      Commitments and Contingencies:

         The Company leases its office facility, food preparation center and concession locations under various lease agreements expiring through 2006. Rental expense under operating leases totaled $1,501,057 and $929,444 for 1997 and 1996, respectively. As of December 31, 1997, future minimum rental payments required under operating leases , exclusive of additional rental payments based on concession sales and numbers of enplanements, are as follows:


Year ending December 31,
        1998                                             $1,578,275
        1999                                              1,586,805
        2000                                              1,635,409
        2001                                              1,640,409
        2002                                              1,557,455
     Thereafter                                           5,336,917
                                                         ----------

                                                        $13,335,270
                                                        ===========

         In connection with its franchising operations, the Company has guaranteed the lease obligations of two franchisees. Based upon historical operations of the franchisees and the remaining terms of the lease guarantees, management does not believe that any lease assumptions will result therefrom.

         In connection with the concessionnaire agreements with various airport authorities, the Company has obtained surety bond coverage for the guarantee of lease payments in the event of non-performance under the agreements, in the aggregate amount of approximately $425,000. The insurer may seek indemnification from the Company for any amounts paid under these bonds.

(8)      Common Stock:

         In February 1997, the Company sold 800,000 units of 8% preferred shares and common stock purchase warrants in a private placement. In August 1997, the Company sold 1,150,000 shares of common stock from an initial public offering, raising net proceeds of approximately $5,200,000. All of the Company's 9% convertible preferred stock and 246,461 shares of the 8% preferred stock were redeemed. The remaining 553,539 8% preferred shares were converted into 553,539 shares of common stock.

(9)      Stock Options:

         During 1996, the Company granted options for the purchase of 35,000 of its shares at $1.00 per share, to an individual who had rendered services in 1995 and prior in connection with an initial public offering that was discontinued.

         The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorizes the issuance of an additional 280,000 shares of the Company's common stock pursuant to the exercise of options granted thereunder. The Compensation Committee of the Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1997

         Plan are exercisable at a price determined by the Compensation Committee at the time of grant, but in no event less than fair market value.

         The number and weighted average exercise prices of options both granted during 1996 and granted under the 1997 plan, for the years ended December 31, 1996 and 1997 are as follows:

                                                      1996                    1997
                                            ---------------------------------------------
                                                           Average                Average
                                                           Exercise              Exercise
                                                 Number     Price      Number      Price
Outstanding at beginning of the year               --        $--       35,000      $ 1.00
Outstanding at end of the year                   35,000       1.00    161,500        4.05
Exercisable at end of the year                   35,000       1.00    119,000        3.89
Granted during the year                          35,000       1.00    161,500        4.05
Exercised during the year                          --         --       35,000        1.00

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Proforma information regarding net income and earnings per share under the fair value method has not been presented as the amounts are immaterial.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

    NAME                   AGE       POSITION

Sayed Ali                  50       Chairman of the Board of Directors,
                                    President and Chief Financial Officer
Booker T. Graves(1)        59       Director
John P. Donohue, Jr.(1)(2) 67       Director
Paul A. Karas(2)           45       Director

(1) Member of Compensation Committee
(2) Member of Audit Committee

         Sayed Ali is the founder, Chairman of the Board of Directors, President and Chief Financial Officer of the Company. Mr. Ali has served as Chairman of the Board of Directors and President since 1986. Mr. Ali served as Chief Financial Officer from December 1986 to February 1997, and since August 1997. Mr. Ali served as the Secretary of the Company from 1986 to December 1996. Prior to founding the Company, Mr. Ali was the Director of Operations of Steffa Control Systems, a manufacturer of energy management systems from May 1985 to September 1987, which had annual sales of $30 to $35 million. From March 1980 until May 1985, Mr. Ali was the Director of Operations for Oak Industries, Inc., a telecommunications equipment manufacturer.

         Booker T. Graves has been a director of the Company since March 1997. Since 1993, Mr. Graves has been president of Graves Airport Concession Consultants, a consulting company located in Denver, Colorado, which provides consulting services to airports and other businesses. From 1993 to 1996, Mr. Graves was the principal food and beverage consultant to the Denver International Airport. From 1990 through 1993, Mr. Graves was General Manager of CA One Services, Inc. (formerly Sky Chefs) at Denver Stapleton International Airport. From 1980 until 1990, Mr. Graves was the General Manager of CA One Services, Inc. of Phoenix Sky Harbor Airport.

         John P. Donohue, Jr. has been a director of the Company since March 1997. From 1990 to the present, Mr. Donohue has been a private investor. Prior to that time for 25 years, Mr. Donohue was employed by Oak Industries, Inc., a NYSE listed company, in various capacities. From 1985 to 1990, Mr. Donohue served as President of Oak Communications, Inc., a division of Oak Industries, Inc. which manufactured communications equipment for the cable television industry. From 1982 to 1985, he served as Vice President of Manufacturing overseeing up to 6,000 manufacturing employees. From 1977 to 1982, Mr. Donohue served as Vice President of Operations for the Oak Switch division of Oak Industries, Inc.

         Paul A. Karas has been a director of the Company since March 1997. From 1993 to the present, Mr. Karas has been President and Founder of Grove Management Company, an infrastructure management consulting firm. He has consulted on the $6 billion airport in Hong Kong, and the $375 million renovation and expansion of the Cleveland Public Power Electric Distribution System among other projects. From 1991 to 1993, Mr. Karas was Senior Vice President and Director of Public Works Sector for Morse-Diesel/Amec whose business activities included consulting for a proposed third airport for Chicago, program management for the British Airways terminal at the JFK Airport, and program management for the United Airlines Terminal at La Guardia Airport. From 1988 to 1991, Mr. Karas worked for the Port Authority of New York and New Jersey and was director of the John F. Kennedy International Airport Redevelopment Program responsible for program management, design and construction of the $3.2 billion renovation of the JFK Airport. From 1985 to 1988, Mr. Karas was Commissioner of Public Works for the City of Chicago with responsibilities for the design and construction of major public projects including projects affecting O'Hare, Midway and Meigs Airport. From 1980 to 1985, Mr. Karas was Corporate Development Projects Manager for Santa Fe Southern Pacific Corporation, a $7 billion enterprise engaged in the transportation, national resources, real estate, construction and financial service businesses.

ITEM 10.          EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition, each outside director is entitled to receive options as approved by the Board of Directors under the Company's 1997 Stock Option Plan. During Fiscal 1997, each outside director was issued an aggregate of 15,000 options, of which 2,500 are now vested and the balance of 12,500 will vest over the next two years, provided the director remains a director of the Company.

EXECUTIVE OFFICER COMPENSATION

         The compensation and benefits program of the Company is designed to attract, retain and motivate employees to operate and manage the Company for the best interests of its constituents. Executive compensation is designed to provide incentives for those senior members of management who bear responsibility for the Company's goals and achievements. The compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance, and a stock option program. The Compensation Committee is responsible for setting base compensation, awarding bonuses and setting the number and terms of options for the executive officers. None of the current Committee members are employees of the Company. The Committee currently consists of Messrs. Donohue and Graves.

         The following table and notes set forth the annual cash compensation paid to Sayed Ali, Chairman of the Board and President of the Company. No other person's compensation exceeded $100,000 per annum during the Company's fiscal year ended December 31, 1997.

                           Summary Compensation Table


                                   Annual Compensation                      Long Term Compensation
                          ---------------------------------------------------------------------------------------------------------
                                                                             Awards                Payouts
                                                                 ------------------------------------------------------------------
                                                                                  Securities
                                                      Other        Restricted     Underlying                     All Other
                                                      Annual         Stock         Options/          LTIP         Compen-
Name/Title                  Salary       Bonus         Comp.         Awards          SARs          Payouts        sation
Year                           $           $             $             $             #(1)             $              $
-----------------------------------------------------------------------------------------------------------------------------------

Sayed Ali
     President              96,000          --            --              --          75,000            --               --
        1997                71,000          --            --              --              --            --               --
        1996


-----------

(1)      Consists of options granted under the Company's 1997 Stock Option Plan.

         The following table sets forth the options granted to Mr. Ali during the Company's fiscal year ended December 31, 1997.

                      Option/SAR Grants in Last Fiscal Year

                                     Individual Grants
--------------------------------------------------------------------------------------------------
                                              Percent of                                          Potential Realizable
                                                 Total                                              Value at Assumed
                           Number of         Options/SARs                                        Annual Rates of Stock
                           Securities         Granted to         Exercise                        Price Appreciation for
                           Underlying        Employees in        or Base                              Option Term
                          Options/SARs          Fiscal            Price         Expiration   ---------------------------
         Name             Granted (#)           Year(%)           ($/Sh)           Date        5% ($)         10% ($)
------------------------------------------------------------------------------------------------------------------------
Sayed Ali                    60,000               51.5             3.30           1/1/02       31,730.68      91,891.80
                             15,000               12.9             4.26          11/1/02       10,246.36      29,673.39


         The following table summarizes the number and value of all unexercised options granted to and held by Mr. Ali at the end of 1997. No options were exercised by Mr. Ali during 1997.

                          Fiscal Year-End Option Values

                                                      Number of Securities                  Value of Unexercised
                                                     Underlying Unexercised                 In-the-Money Options
                                                      Option at FY-End (#)                    at FY-End ($)(1)
                                              -----------------------------------------------------------------------
                    Name                         Exercisable       Unexercisable       Exercisable      Unexercisable
---------------------------------------------------------------------------------------------------------------------
Sayed Ali                                          5,000              70,000           0                    0
-----------------------

(1) Based on the closing bid price for the Company's Common Stock at the close of market on December 31, 1997 as reported by NASDAQ

EMPLOYMENT AGREEMENT

         The Company has entered into a five year employment agreement with Sayed Ali, the Company's President. The term of the agreement commenced January 1, 1997 and provides for annual base compensation of $96,000 and $108,000 over each of the calendar years 1997 and 1998 and $120,000 thereafter. The agreement also calls for Mr. Ali to receive 60,000 options to purchase Common Stock under the Company's 1996 Stock Option Plan, exercisable at $3.30 per share, which vest 20,000 per year over the first three anniversaries of the date of grant. In addition, Mr. Ali is eligible to receive annual cash bonuses as well as additional option grants at the discretion of the Board of Directors. Finally, the agreement provides that upon a termination of employment, Mr. Ali will be entitled to a severance payment equal to his annual base compensation.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 15, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Creative Host Services, Inc. 6335 Ferris Square, Suites G-H, San Diego, California 92126.


Name and Address of Owner                      Shares Beneficially Owned(1)
------------------------------------------------------------------------------
                                                Number              Percent(2)
                                               -------------------------------
Sayed Ali                                         960,000(3)           30.2%

David H. Sugerman                                 155,000               5.0%
17408 Superior Avenue
Northridge, CA 91325

Booker T. Graves                                    3,525(4)               *

John P. Donahue, Jr.                                2,500(5)               *

Paul A. Karas                                       2,500(5)               *

Tasneem Vakharia                                   25,000(6)               *

All officers and directors as a group (6 persons) 993,525(7)           30.5%
--------------------

*         Less than one  percent.
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 15, 1998, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table having sole voting and investment power with respect to all shares of Common Stock beneficially owned.
(2) Does not include (i) 577,500 shares of Common Stock issuable upon exercise of outstanding warrants, or (ii) the 100,000 shares of Common Stock issuable in connection with the repurchase of certain concession rights at the Denver International Airport.
(3) Includes 25,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 50,000 shares issuable upon exercise of invested options which vest over the two year period subsequent to January 15, 1998.
(4) Includes 2,500 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 12,500 shares issuable upon exercise of invested options which vest over the two year period subsequent to January 15, 1998.
(5) Consists solely of shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 12,500 shares issuable upon exercise of invested options which vest over the next two years.
(6) Consists solely of shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 10,000 shares issuable upon exercise of invested options which vest January, 1999.
(7) Includes 57,500 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 97,500 shares issuable upon exercise of unvested stock options which vest over the two year period subsequent to January 15, 1998.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  None.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


  Exhibit No.                  Description

     3.1       Amended and Restated Articles of Incorporation*
     3.2       Bylaws*
     4.1       Specimen Certificate for Common Stock*
     4.3       Warrant Agreement (including form of Warrant Certificate)*
     10.1      1997 Stock Option Plan*
     10.2      Employment Agreement between the Company and Sayed Ali*
     10.3 Lease Space In The Cedar Rapids Municipal Airport Terminal For The Purpose of Operating Food/Beverage, News/Gift, And Airline Catering Concessions dated as of September 16, 1996 between the Company and Cedar Rapids Airport Commission.*
     10.4 Food And Beverage Concession Agreement And Lease dated as of October 4, 1996 between the Company and Richland -Lexington Airport District.*
     10.5      Agreement between the Company and Delta Airlines.*
     10.6 Concession And Lease Agreement dated as of May 24, 1996 between the Company and Lehigh-Northhampton Airport Authority.*
     10.7 Food And Beverage Concession Agreement And Lease Bluegrass Airport between the Company and Lexington-Fayette Urban County Airport Board.*
     10.8 Food And Beverage Concession Agreement dated as of July 26, 1995 between the Company and Outagamie County.*
     10.9 Food And Beverage Lease And Concession Agreement dated as of May 17, 1996 between the Company and Roanoke Regional Airport Commission.*
     10.10 Food And Beverage Concession Agreement dated as of October 24, 1995 between the Company and the County of Dane.*
     10.11 Food And Beverage Concession Lease Agreement dated as of June 10, 1994 between the Company and the Port of Portland.*
     10.12 Concession Agreement dated as of March 25, 1995 between the Company and City of Los Angeles.*
     10.13 License And Use Agreement Food/Beverage Service Aspen/Pitkin County Airport 1994 Through 1999 dated as of April 1994 between the Company and Board of County Commissions of Pitkin County Colorado.*
     10.14 Food Court Agreement dated as of November 14, 1996 between the Company and City and County of Denver.*
     10.15 Agreement between the Company and the City and County of Denver as of November 19, 1996.*
     10.16 Agreement dated as of February 8, 1996 between the Company and the County of Orange.*
     10.17 Concession Agreement for Food and Beverage Operations at the Des Moines International Airport between the Company and the City of Des Moines, Iowa dated as of June 2, 1997.
     10.18 Concession Agreement and Lease between the Piedmont Triad Airport Authority and the Company.
     10.20     Form of Franchise Agreement.*
     10.21 TCBY Franchise Agreement dated October 29, 1996 between TCBY Systems, Inc., and St. Clair Development Corporation.*

  Exhibit No.                             Description

     10.22 Industrial Real Estate Lease between the Company and WHPX-S Real Estate Limited Partnership.*
     23.2      Consent of Stonefield Josephson, independent accountants
     27.       Financial Data Schedule

-------------

* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-6722) on Form SB-2 filed with the SEC on April 3, 1997.

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended December 31, 1997.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998                            CREATIVE HOST SERVICES, INC.


                                                  By: /s/ Sayed Ali
                                                     --------------------------
                                                     Sayed Ali, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Sayed Ali             Chairman of the Board and President    March 31, 1998
------------------------
Sayed Ali

/s/ Booker T. Graves      Director                               March 31, 1998
------------------------
Booker T. Graves

/s/ John P. Donohue, Jr.  Director                               March 31, 1998
------------------------
John P. Donohue, Jr.

/s/ Paul A. Karas         Director                               March 31, 1998
------------------------
Paul A. Karas