Form 10QSB
period 1998-03-31
CREATIVE HOST SERVICES INC
filed 1998-05-15
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
                                 March 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-22845

                                    ---------

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

         As of May 8, 1998, 3,098,492 shares of the registrant's common stock were outstanding.

         Traditional Small Business Disclosure Format (check one)

                     YES [x]                         NO  [ ]

                         Part I - Financial Information

Item 1.  Financial Statements

         The following financial statements are furnished:

         Balance sheet as of March 31, 1998

         Statement of Operations for the three months ended March 31, 1998 and 1997

         Statement of Cash Flows for the three months ended March 31, 1998 and 1997

         Notes to Financial Statements (unaudited)

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                              AS OF MARCH 31, 1998


                                     ASSETS
Current assets:
     Cash                                                   $ 629,618
     Receivables                                              538,932
     Inventory                                                344,899
     Prepaid & Other                                           96,377
                                                            ---------
          Total current assets                                              $1,609,826
Net Property Plant and Equipment                                             5,392,755
Deposits and other assets                                                      109,074
Net Intangible Assets                                                           19,359
                                                                            ----------
Total Assets                                                                $7,131,014
                                                                            ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable and accrued                         $ 1,321,971
     Current maturities of notes payable                       33,686
     Current maturities of leases payable                     380,472
                                                          -----------
          Total current liabilities                                         $1,736,129
Notes payable, less current maturities                                         111,907
Leases payable, less current maturities                                        667,836
Shareholder's equity:
     Common stock                                           5,820,514
     Additional paid-in capital                               857,539
     Deficiency                                            (2,062,909)
                                                         ------------
          Total shareholder's equity                                        $4,615,142
                                                                          ------------
Total Liabilities and Stockholder's Equity                                  $7,131,014
                                                                          ============



See accompanying independent auditors' report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                       STATEMENT OF INCOME AND OPERATIONS


                                                               Three Months Ended       Thee Months Ended
                                                                 March 31, 1997          March 31, 1998
                                                            --------------------------------------------------
Revenues:
     Concessions                                                   $1,868,275              $3,276,590
     Food Preparation Center Sales                                    154,998                 165,023
     Franchise Royalties                                               32,509                  14,301
                                                            --------------------------------------------------
          Total revenues                                            2,055,782               3,455,914
     Cost of goods sold                                               676,268               1,054,327
                                                            --------------------------------------------------
     Gross profit                                                   1,379,514               2,401,587
                                                            --------------------------------------------------
Operating costs and expenses:
     Payroll and other employee benefits                              666,063               1,047,977
     Occupancy                                                        308,450                 529,955
     General and administrative                                       321,160                 660,342
                                                            --------------------------------------------------
          Total operating costs and expenses                        1,295,673               2,238,274
                                                            --------------------------------------------------
Income from operations                                                 83,841                 163,313
                                                            --------------------------------------------------
Interest expense - net                                                 65,327                  37,734
Other income                                                                0                    (272)
                                                            --------------------------------------------------
Net income                                                           $ 18,514               $ 125,307
                                                            ==================================================
Net income per share, basic and diluted                                  0.02                    0.04
                                                            ==================================================




                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         Three Months Ended March 31
                                                       -----------------------------------------------------------------
                                                                 1997                             1998
                                                       -----------------------------------------------------------------
Cash flows provided by (used for) operating activities:
   Net income                                               $   18,514                      $    125,307

Adjustments   to  reconcile  net  income  to  net  cash
provided  by  operating activities:

   Depreciation and amortization                                49,360                           106,443

Change in operating assets and liabilities:
   Accounts Receivable                                          18,692                          (114,756)
   Inventory                                                    24,766                           (17,495)
   Prepaid expenses and other current assets                     1,746                           (66,867)
   Accounts payable and accrued expenses                        32,335                            24,094
                                                       ------------------------------------------------------------------
   Net cash provided by operating activities                                   145,413                            56,726

Cash flows provided by (used for) investing activities:
   Acquisition of furniture and equipment                     (794,883)                         (443,098)
   (Increase) decrease in deposit                              (11,031)                           29,910
   Decrease in intangible assets                                21,250                             5,058
                                                       ------------------------------------------------------------------
   Net cash used for investing activities                                     (784,664)                         (408,130)

Cash flows provided by (used for) financing activities:
   Net proceeds from leases payable                                 --                           (95,797)
   Payments on notes payable                                  (313,143)                          (32,410)
   Issuance of capital stock                                 2,117,637
   Dividend paid                                               (30,500)
   Review/audit adjustments                                   (322,622)
                                                       -------------------------------------------------------------------
   Net cash provided by (used for) financing
   activities                                                                 1,451,372                          (128,207)
                                                       -------------------------------------------------------------------
Net increase (decrease) in cash                                                 812,121                          (479,611)
Cash, beginning of the year                                                      75,549                         1,109,229
                                                       -------------------------------------------------------------------
Cash ending of the period                                                  $    887,670                     $     629,618
                                                       ===================================================================



                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                      Notes Condensed Financial Statements

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1997, included in the Creative Host Services, Inc. 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three month period ended March 31, 1998 and 1997 have been included.

         The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

         Net Income per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents because of their antidilutive or non-material effect.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

         The  Company   expects  to  continue   to  have   significant   capital
requirements in 1998 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, inflight catering and other services, including the ones already awarded in California, Colorado, New York, North Carolina, Iowa, South Dakota and Texas. Furthermore, the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.


Result of Operations

         The following tables sets forth for the period indicated selected items of the Company's statement of operations.

                                                        Fiscal Year Ended                  Three Months Ended
                                                          December 31,                         March 31,
                                            1995          1996           1997            1997             1998
                                           ---------------------------------------------------------------------
Revenues:
   Concessions                               59%           85%            92%           91%               95%
   Food Preparation Center Sales             33            13              7             7                 4
   Franchise Royalties                        8             2              1             2                 1
                                            --------------------------------------------------------------------
      Total Revenues                        100%          100%           100%          100%              100%
Cost of Goods Sold                           31            31              32           33                31
                                            --------------------------------------------------------------------
Gross Profit                                 69            69             68            67                69
Operating Costs and Expenses:
   Payroll and Employee Benefits             33            31             36            32                30
   Occupancy                                 20            19             18            15                15
   General and Administrative                22            12             12            16                19
Interest Expense                              3             3              2             3                 1
Other (Income) Loss                          19             0              0             0                 0
                                            --------------------------------------------------------------------
Net Income (Loss)                           (28)%           4%             0%            1%                4%
                                            ====================================================================

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenues. The Company's gross revenues for the three months ended March 31, 1998 were $3,455,914 compared to $2,055,782 for the three months ended March 31, 1997, an increase of $1,400,132 or 68%. Revenues from concession activities increased $1,408,315 ($3,276,590 as compared to $1,868,275) while food preparation center revenues increased slightly by $18,845 ($165,023 as compared to $154,997), and franchise royalty revenues decreased by $18,208 ($14,301 as compared to $32,509). The increase in concession revenues was principally attributable to the completion of newly awarded airport locations. Same store sales for concession locations that were open for the full three month period ended March 31, 1997 increased 9.6% from $1,827,906 to $2,004,292. Franchise royalty revenues declined principally as a result of the Company's acquisition of a Denver franchise.

         Cost of Goods Sold. The cost of goods sold for the three months ended March 31, 1998 were $1,054,327 compared to $676,268 for the three months ended March 31, 1997. As a percentage of total revenue, the cost of goods sold decreased to 30.5% from 32.9%. The Company's costs of goods sold are primarily food costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The relatively high costs of goods sold for the three month period ended March 31, 1997 was attributable to expanded operations of newly remodeled facilities which opened during the period. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

         Operating Costs and Expenses. Operating costs and expenses for the three months ended March 31, 1998 were $2,241,274 compared to $1,295,673 for the three months ended March 31, 1997. Payroll expenses increased from $666,063 to $1,050,977 in 1998. As a percentage of total revenue, payroll expense declined from 32.4% for the three months ended March 31, 1997 to 30.4% for the three months ended March 31, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities while the decrease in labor percentage shows the maturing phase as was seen in costs of goods sold percentage. As the Company continues to grow the affects during startup of new operations will have a smaller impact on the financial performance of the entire Company.

         General and administrative expenses increased from $321,160 for the three months ended March 31, 1997 to $660,342 for the three months ended March 31, 1998. This increase is related to the expense of placing management into new store locations, the travel associated with rapid growth and costs associated with operating as a publicly traded corporation. This should reduce as operations continue to mature. The Company intends to hire additional administrative staff commensurate with its growth. Consequently, general and administrative expenses should continue to increase in dollar amount but should not represent a greater percentage of total revenue.

         Interest Expense. Interest expense net decreased from $65,327 in the quarter ended March 31, 1997 to $37,734 in the quarter ended March 31, 1998 as a result of reduced debt due to proceeds from the Company's initial public offering.

         Net Income. Net income for the three months ended March 31, 1998 was $126,307 compared to $18,514 for the three months ended March 31, 1997. Management attributes this increase to income derived from newly opened concession locations and to increased revenues from locations which were remodeled during the interim period. The Company anticipates that net income from existing operations will continue to increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level. The Company expects to open additional concession locations in 1998 and has already committed to open an additional 8 locations under existing contracts. While management does not expect newly opened locations to operate with the efficiency of more established locations, it does hope to diminish the effect of start up costs through its increased experience in opening new locations and other operating efficiencies.

         The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

Liquidity and Capital Resources

         Substantially all of the Company's concession locations have been obtained in the last two years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that the Company has experienced over the past two years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company will continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements.

         As of March 31, 1998, the Company had working capital of $(126,303). The Company expects to continue to have significant capital requirements in 1998 and 1999 to finance the construction of new airport food and beverage concessions and other concessions related businesses (i.e., news & gifts, inflight catering and other services). The Company anticipates capital requirements of approximately $4.9 million in Fiscal 1998 to complete the construction of improvements at concession facilities which it has already been awarded in California, Colorado, Iowa, New York, North Carolina, South Dakota and Texas. The Company has an immediate need for additional capital to fund the construction of capital improvements at several of those airports. The Company is actively evaluating potential financing arrangements with a number of commercial banks as well as possible placements of debt or equity, or some combination of those financings in order to meet its capital needs. On March 13, 1998, the Company borrowed $250,000 from an unaffiliated third party to fund construction of capital improvements under the terms of a Promissory Note. The
Note is due the earlier of December 15, 1998, or the date on which the Company completes the sale of debt or equity. The Company estimates that existing capital and cash flow will be sufficient to continue construction scheduled for the next four to six weeks. While management believes, based on the status of discussions with various commercial banks and investment bankers, that it has several financing alternatives available to it, the Company has not yet secured a commitment for such funding, and neither the ultimate amount of any such financing nor the terms of such financing are known at this time. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.


                           Part II- Other Information

Item 1.  Litigation and Contingencies

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



                                          CREATIVE HOST SERVICES, INC.


Date: May 15, 1998                        /s/ Sayed Ali
                                          -------------------------------------
                                          Sayed Ali, President and Chief
                                          Financial Officer