Form 10QSB
period 1998-06-30
CREATIVE HOST SERVICES INC
filed 1998-08-14
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|            QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       YES  |X|                   NO  |_|

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         As of August 8, 1998, 3,098,492 shares of the registrant's common stock were outstanding.

         Traditional Small Business Disclosure Format (check one)

                       YES |X|                    NO  |_|

                         Part I - Financial Information

Item 1.  Financial Statements

         The following financial statements are furnished:

         Balance sheet as of June 30, 1998

         Statement of Operations for the three months and six months ended June 30, 1998 and 1997

         Statement of Cash Flows for the three months and six months ended June 30, 1998 and 1997

         Notes to Financial Statements (unaudited)

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                               AS OF JUNE 30, 1998



                                     ASSETS

Current assets:
     Cash                                           $1,021,630
     Receivables                                       466,767
     Inventory                                         308,253
     Prepaid & Other                                   175,963
                                                   -----------
          Total current assets                                       $1,972,613

Net Property Plant and Equipment                                      5,730,218
Deposits and other assets                                               146,573
Net Intangible Assets                                                    17,810
                                                                    -----------
Total Assets                                                         $7,867,214
                                                                    -----------


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable and accrued                   $1,225,700
     Current maturities of notes payable               783,686
     Current maturities of leases payable              380,472
                                                    -----------
          Total current liabilities                                  $2,389,858

Notes payable, less current maturities                                   88,315
Leases payable, less current maturities                                 589,852
Shareholder's equity:
     Common stock                                   $5,820,514
     Additional paid-in capital                        857,537
     Deficiency                                     (1,878,862)
                                                   -----------
          Total shareholder's equity                                 $4,799,189
                                                                    -----------

Total Liabilities and Stockholder's Equity                           $7,867,214
                                                                    -----------



                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                       STATEMENT OF INCOME AND OPERATIONS


                                             Three Months Ended         Six Months Ended
                                                June 30,                    June 30,
                                           --------------------------------------------------
                                              1997        1998         1997          1998
                                           --------------------------------------------------

Revenues:
  Concessions                             $1,858,246   $3,494,775   $3,726,521    $6,771,365
  Food Preparation Center Sales              152,315      170,142      307,313       335,165
  Franchise Royalties                         24,790       17,977       57,299        32,278
                                           --------------------------------------------------

     Total revenues                        2,035,351    3,682,894    4,091,133     7,138,808
  Cost of goods sold                         644,224    1,104,914    1,320,492     2,159,241
                                           --------------------------------------------------

  Gross profit                             1,391,127    2,577,980    2,770,641     4,979,567
Operating costs and expenses:
  Payroll and other employee benefits        677,583    1,068,119    1,343,646     2,116,096
  Occupancy                                  303,136      571,539      611,586     1,101,494
  General and administrative                 315,117      707,152      636,277     1,367,494
                                           --------------------------------------------------

     Total operating costs and expenses    1,295,836    2,346,810    2,591,509     4,585,084
Income from operations                        95,291      231,170      179,132       394,483
Interest expense - net                        57,319       44,938      122,646        82,944
Other income                                       0            0            0             0
                                           --------------------------------------------------

Income before Taxes                           37,972      186,232       56,486       311,539
State Income Tax                                            2,186                      2,186
Net income                                   $37,972     $184,046      $56,486      $309,353
                                           --------------------------------------------------

Net income per share, basic and diluted         0.03         0.06         0.05          0.10
                                           --------------------------------------------------




                See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         Three Months Ended June 30,
                                                     -----------------------------------
                                                        1997                1998
                                                     -----------------------------------
Cash flows provided by (used for) operating
activities:
   Net income                                          37,972               184,046

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                       56,710               225,448

Change in operating assets and liabilities:
   Accounts Receivable                                  8,000                72,166
   Inventory                                          (59,713)               36,646
   Prepaid expenses and other current assets           10,056               (79,586)
   Accounts payable and accrued expenses              126,889               (96,271)
                                                     ---------             ---------

   Net cash provided by operating activities          179,914               342,450

Cash flows provided by (used for) investing
activities:
   Acquisition of furniture and equipment            (751,614)             (562,911)
   (Increase) decrease in deposit                     (31,990)              (37,499)
   Decrease in intangible assets                     (363,753)                1,549
                                                     ---------            ----------
   Net cash used for investing activities          (1,147,357)             (598,861)

Cash flows provided by (used for) financing
activities:
   Net proceeds from leases payable                        --               (77,984)
   Payments on notes payable                          (38,651)              726,408
   Issuance of capital stock                               --
   Dividend paid                                           --
   Review/audit adjustments                                --
                                                    ----------            ----------
   Net cash provided by (used for) financing
   activities                                         (38,651)              648,424
                                                    -----------           ----------
Net increase (decrease) in cash                    (1,006,094)              392,012

Cash, beginning of the year                           887,670               629,618
                                                   ------------           ----------
Cash ending of the period                            (118,424)            1,021,630
                                                   ------------           ----------



                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                          Six Months Ended June 30,
                                                       -------------------------------------------------------------
                                                                    1997                             1998
                                                       -------------------------------------------------------------

Cash flows provided by (used for) operating activities:
   Net income                                                   56,486                         309,353
Adjustments   to  reconcile  net  income  to  net  cash
provided  by  operating activities:
   Depreciation and amortization                               106,070                         331,891
Change in operating assets and liabilities:
   Accounts Receivable                                          26,692                        (42,590)
   Inventory                                                  (34,947)                          19,151
   Prepaid expenses and other current assets                    11,802                       (146,453)
   Accounts payable and accrued expenses                       159,224                        (72,177)
                                                       --------------------------------------------------------------
   Net cash provided by operating activities                   325,327                         399,175

Cash flows provided by (used for) investing activities:
   Acquisition of furniture and equipment                  (1,546,497)                      (1,006,009)
   (Increase) decrease in deposit                             (43,021)                          (7,589)
   Decrease in intangible assets                             (342,503)                           6,607
                                                       --------------------------------------------------------------
   Net cash used for investing activities                  (1,932,021)                      (1,006,991)

Cash flows provided by (used for) financing activities:
   Net proceeds from leases payable                                --                        (173,781)
   Payments on notes payable                                (351,794)                         693,998
   Issuance of capital stock                               2,117,637
   Dividend paid                                             (30,500)
   Review/audit adjustments                                 (322,622)
                                                       --------------------------------------------------------------
   Net cash provided by (used for) financing
   activities                                              1,412,721                          520,217
                                                       --------------------------------------------------------------
Net increase (decrease) in cash                             (193,973)                         (87,599)
Cash, beginning of the year                                   75,549                        1,109,229
                                                       --------------------------------------------------------------
Cash ending of the period                                   (118,424)                        1,021,630
                                                       --------------------------------------------------------------



                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                      Notes Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1997, included in the Creative Host Services, Inc. 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of June 30, 1998 and the results of operations and cash flows for the six month period ended June 30, 1998 and 1997 have been included.

The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past three years, revenues from concession operations have grown from 59% of total revenues in 1995 to 95% of total revenues in 1998.

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



                                                        Fiscal Year Ended                   Six Months Ended
                                                          December 31,                          June 30,
                                           ------------------------------------------------------------------
                                                1995          1996           1997          1997          1998
                                           ------------------------------------------------------------------
Revenues:
   Concessions                                  59%           85%            92%           91%           95%
   Food Preparation Center Sales                33            13              7             8             4

                                                 8             2              1             1             1
   Franchise Royalties                     ------------------------------------------------------------------
      Total Revenues                           100%          100%           100%          100%          100%
                                                31            31             32            32            30
Cost of Goods Sold                         ------------------------------------------------------------------
Gross Profit                                    69            69             68            68            70
Operating Costs and Expenses:
   Payroll and Employee Benefits                33            31             36            33            30
   Occupancy                                    20            19             18            15            15
   General and Administrative                   22            12             12            16            19
Interest Expense                                 3             3              2             3             1
                                                19             0              0             0             0
Other (Income) Loss                        ------------------------------------------------------------------
Net Income (Loss)                              (28)%            4%             0%            1%           5%
                                           ------------------------------------------------------------------

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues. The Company's gross revenues for the six months ended June 30, 1998 were $7,138,808 compared to $4,091,133 for the six months ended June 30, 1997, an increase of $3,047,675 or 75%. Revenues from concession activities increased $3,044,844 ($6,771,365 as compared to $3,726,521) while food preparation center revenues increased slightly by $27,752 ($335,165 as compared to $307,313), and franchise royalty revenues decreased by $25,021 ($32,278 as compared to $57,299). The increase in concession revenues was principally attributable to the completion of newly awarded airport locations. Same store sales for concession locations that were open for the full six month period ended June 30, 1997 increased 11.5% from $3,650,977 to $4,069,356. Franchise royalty revenues declined principally as a result of the Company's acquisition of a Denver franchise.

Cost of Goods Sold. The cost of goods sold for the six months ended June 30, 1998 were $2,159,241 compared to $1,320,492 for the six months ended June 30, 1997. As a percentage of total revenue, the cost of goods sold decreased to 30% from 32%. The Company's costs of goods sold are primarily food costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The relatively high costs of goods sold for the six month period ended June 30, 1997 was attributable to expanded operations of newly remodeled facilities which opened during the period. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

Operating Costs and Expenses. Operating costs and expenses for the six months ended June 30, 1998 were $4,585,084 compared to $2,591,509 for the six months ended June 30, 1997. Payroll expenses increased from $1,343,646 to $2,116,096 in 1998. As a percentage of total revenue, payroll expense declined from 33% for the six months ended June 30, 1997 to 30% for the six months ended June 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities while the decrease in labor percentage shows the maturing phase as was seen in costs of goods sold percentage. As the Company continues to grow the affects during startup of new operations will have a smaller impact on the financial performance of the entire Company.

General and administrative expenses increased from $636,277 for the six months ended June 30, 1997 to $1,367,494 for the six months ended June 30, 1998. This increase is related to the expense of placing management into new store locations, the travel associated with rapid growth and costs associated with operating as a publicly traded corporation. This should reduce as operations continue to mature. The Company intends to hire additional administrative staff commensurate with its growth. Consequently, general and administrative expenses should continue to increase in dollar amount but should not represent a greater percentage of total revenue.

Interest Expense. Interest expense net decreased from $122,646 in the quarter ended June 30, 1997 to $82,944 in the quarter ended June 30, 1998 as a result of reduced debt due to proceeds from the Company's initial public offering.

Net Income. Net income for the six months ended June 30, 1998 was $309,353 compared to $56,486 for the six months ended June 30, 1997. Management attributes this increase to income derived from newly opened concession locations and to increased revenues from locations which were remodeled during the interim period. The Company anticipates that net income from existing operations will continue to increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level. The Company expects to open additional concession locations in 1998 and has already committed to open an additional 8 locations under existing contracts. While management does not expect newly opened locations to operate with the efficiency of more established locations, it does hope to diminish the effect of start up costs through its increased experience in opening new locations and other operating efficiencies.

The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues. The Company's gross revenues for the three months ended June 30, 1998 were $3,682,894 compared to $2,035,351 for the three months ended June 30, 1997, an increase of $1,647,543 or 81%. Revenues from concession activities increased $1,636,529 ($3,494,775 as compared to $1,858,246) while food preparation center revenues increased slightly by $17,827 ($170,142 as compared to $152,315), and franchise royalty revenues decreased by $18,208 ($17,977 as compared to $24,790). The increase in concession revenues was principally attributable to the completion of newly awarded airport locations. Same store sales for concession locations that were open for the full three month period ended June 30, 1997 increased 13.3% from $1,823,071 to $2,065,064. Franchise royalty revenues declined principally as a result of the Company's acquisition of a Denver franchise.

Cost of Goods Sold. The cost of goods sold for the three months ended June 30, 1998 were $1,104,918 compared to $644,224 for the three months ended June 30, 1997. As a percentage of total revenue, the cost of goods sold decreased to 32% from 30%. The Company's costs of goods sold are primarily food costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The relatively high costs of goods sold for the three month period ended June 30, 1997 was attributable to expanded operations of newly remodeled facilities which opened during the period. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

Operating Costs and Expenses. Operating costs and expenses for the three months ended June 30, 1998 were $2,346,810 compared to $1,295,836 for the three months ended June 30, 1997. Payroll expenses increased from $667,583 to $1,068,119 in 1998. As a percentage of total revenue, payroll expense declined from 33% for the three months ended June 30, 1997 to 29% for the three months ended June 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities while the decrease in labor percentage shows the maturing phase as was seen in costs of goods sold percentage. As the Company continues to grow the affects during startup of new operations will have a smaller impact on the financial performance of the entire Company.

General and administrative expenses increased from $315,117 for the three months ended June 30, 1997 to $707,152 for the three months ended June 30, 1998. This increase is related to the expense of placing management into new store locations, the travel associated with rapid growth and costs associated with operating as a publicly traded corporation. This should reduce as operations continue to mature. The Company intends to hire additional administrative staff commensurate with its growth. Consequently, general and administrative expenses should continue to increase in dollar amount but should not represent a greater percentage of total revenue.

Interest Expense. Interest expense net decreased from $57,319 in the quarter ended June 30, 1997 to $44,938 in the quarter ended June 30, 1998 as a result of reduced debt due to proceeds from the Company's initial public offering.

Net Income. Net income for the three months ended June 30, 1998 was $184,046 compared to $37,972 for the three months ended June 30, 1997. Management attributes this increase to income derived from newly opened concession locations and to increased revenues from locations which were remodeled during the interim period. The Company anticipates that net income from existing operations will continue to increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level. The Company expects to open additional concession locations in 1998 and has already committed to open an additional 8 locations under existing contracts. While management does not expect newly opened locations to operate with the efficiency of more established locations, it does hope to diminish the effect of start up costs through its increased experience in opening new locations and other operating efficiencies.

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

As of June 30, 1998, the Company had working capital of $(417,245). The Company expects to continue to have significant capital requirements in 1998 and 1999 to finance the construction of new airport food and beverage concessions and other concessions related businesses (i.e., news & gifts, inflight catering and other services). The Company anticipates capital requirements of approximately $4.9 million in Fiscal 1998 to complete the construction of improvements at concession facilities which it has already been awarded in California, Colorado, Iowa, New York, North Carolina, South Dakota and Texas. The Company has an immediate need for additional capital to fund the construction of capital improvements at several of those airports. The Company is actively evaluating potential financing arrangements with a number of commercial banks as well as possible placements of debt or equity, or some combination of those financings in order to meet its capital needs. On March 13, 1998, the Company borrowed $250,000 from an unaffiliated third party to fund construction of capital improvements under the terms of a Promissory Note. The Note is due the earlier of December 15, 1998, or the date on which the Company completes the sale of debt or equity. On June 17, 1998, the Company borrowed $500,000 from an unaffiliated third party to fund construction of capital improvements. The note is due September 16, 1998 and bears interest at 12%. The holder of the note also received 65,000 warrants to purchase the Company's common stock. The Company is negotiating for an additional $300,000 bridge loan from an unaffiliated third party. The Company estimates that existing capital and cash flow will be sufficient to continue construction scheduled for the next four to six weeks. While management believes, based on the status of discussions with various commercial banks and investment bankers, that it has several financing alternatives available to it, the Company has not yet secured a commitment for such funding, and neither the ultimate amount of any such financing nor the terms of such financing are known at this time. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.


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


                            CREATIVE HOST SERVICES, INC.


Date: August 14, 1998       By:  /s/ Sayed Ali
                               ------------------------------------------------
                               Sayed Ali, President and Chief Financial Officer