Form 10QSB
period 1998-09-30
CREATIVE HOST SERVICES INC
filed 1998-11-17
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X|            QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

         As of November 12, 1998, 3,098,492 shares of the registrant's common stock were outstanding.

         Traditional Small Business Disclosure Format (check one)

                       YES |X|                      NO  [_]

                         Part I - Financial Information

Item 1.  Financial Statements

         The following financial statements are furnished:

         Balance sheet as of September  30, 1998

         Statement of Income the three months ended September 30, 1998 and 1997

         Statement of Income the nine months ended September 30, 1998 and 1997

         Statement of Cash Flows for the period ending September 30, 1998

         Notes to Financial Statements (unaudited)

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998


                                     ASSETS
Current assets:
     Cash                                                                           $  318,328
     Receivables                                                                       624,007
     Inventory                                                                         370,679
     Prepaid & Other                                                                   159,045
                                                                                    ----------
          Total current assets                                                                            $1,490,059
Net Property Plant and Equipment                                                                           7,170,280
Deposits and other assets                                                                                    195,363
Net Intangible Assets                                                                                         16,621
                                                                                                          ----------
Total Assets                                                                                              $8,872,323
                                                                                                          ==========


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Accounts payable and accrued                                                   $1,309,986
     Current maturities of notes payable                                             1,478,386
     Current maturities of leases payable                                              380,472
                                                                                    ----------
          Total current liabilities                                                                       $3,168,844
Notes payable, less current maturities                                                                        79,268
Leases payable, less current maturities                                                                      654,285
Shareholder's equity:
     Common stock                                                                   $5,820,514
     Additional paid-in capital                                                        857,537
     Deficiency                                                                     (1,708,125)
                                                                                    -----------
          Total shareholder's equity                                                                      $4,969,926
                                                                                                          ----------
Total Liabilities and Stockholder's Equity                                                                $8,872,323
                                                                                                          ==========



                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                               STATEMENT OF INCOME


                                                              Three Months Ended
                                                                 September 30
                                                -------------------------------------------------
                                                        1997                    1998
                                                -------------------------------------------------
Revenues:
     Concessions                                           $2,429,612               $3,440,807
     Food Preparation Center Sales                            194,591                  194,658
     Franchise Royalties                                       27,104                   16,381
                                                -------------------------------------------------
          Total revenues                                    2,651,307                3,651,846
     Cost of goods sold                                       868,225                1,134,562
                                                -------------------------------------------------
     Gross profit                                           1,783,082                2,517,284
Operating costs and expenses:
     Payroll and other employee benefits                      966,704                  987,728
     Occupancy                                                623,012                  574,794
     General and administrative and Selling
          Expenses                                            139,580                  726,513
                                                -------------------------------------------------
           Total operating costs and expenses               1,729,296                2,289,035
Income from operations                                         53,786                  228,249
Interest expense - net                                         29,966                   55,326
Other income                                                        0                        0
                                                -------------------------------------------------
Income before Taxes                                            23,820                  172,923
State Income Tax                                                                         2,186
Net income                                                    $23,820                 $170,737
                                                =================================================
Net income per share, basic and diluted                          0.01                     0.05
                                                =================================================




                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                               STATEMENT OF INCOME


                                                              Nine Months Ended
                                                                 September 30
                                                -------------------------------------------------
                                                        1997                    1998
                                                -------------------------------------------------
Revenues:
     Concessions                                           $6,156,134              $10,212,171
     Food Preparation Center Sales                            501,904                  529,822
     Franchise Royalties                                       84,403                   48,660
                                                -------------------------------------------------
          Total revenues                                    6,742,441               10,790,653
     Cost of goods sold                                     2,188,717                3,293,803
                                                -------------------------------------------------
     Gross profit                                           4,553,724                7,496,850
Operating costs and expenses:
     Payroll and other employee benefits                    2,410,868                3,103,824
     Occupancy                                              1,339,091                1,676,288
     General and administrative and Selling
          Expenses                                            570,848                2,094,007
                                                -------------------------------------------------
           Total operating costs and expenses               4,320,807                6,874,119
Income from operations                                        232,917                  622,731
Interest expense - net                                        152,612                  138,270
Other income                                                        0                        0
                                                -------------------------------------------------
Income before Taxes                                            80,305                  484,461
State Income Tax                                                                         4,372
Net income                                                    $80,305                 $480,089
                                                =================================================
Net income per share, basic and diluted                          0.03                     0.15
                                                =================================================




                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF CASH FLOWS



                                                             Three Months Ended               Nine Months Ended
                                                             September 30, 1998               September 30, 1998
                                                       --------------------------------------------------------------
Operating Activities
   Net income                                                      $170,737                         $480,090
     Depreciation                                                   137,083                          468,974
     Accounts Receivable                                           (175,240)                        (217,830)
     Inventory                                                      (62,426)                         (43,275)
     Prepaids                                                        16,918                         (129,535)
     Accounts Payable                                                84,286                           12,109
                                                       --------------------------------------------------------------
     Net Operating                                                 $171,359                         $570,533

Investing Activities
     Fixed Assets                                              $(1,577,145)                     $(2,583,154)
     Deposits                                                      (48,790)                         (56,379)
   Intangibles                                                        1,189                            7,796
                                                       --------------------------------------------------------------

   Net Investing                                               $(1,624,746)                     $(2,631,737)

Financing Activities
     Notes Payable                                                 $685,653                       $1,379,651
   Leases Payable                                                    64,433                        (109,349)
                                                       --------------------------------------------------------------

    Net Financing                                                  $750,086                       $1,270,302
                                                       --------------------------------------------------------------
Net Cash Flow                                                    $(703,301)                       $(790,902)
                                                       --------------------------------------------------------------



                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                      Notes Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1997, included in the Creative Host Services, Inc. 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of September 30, 1998 and the results of operations and cash flows for the period ended September 30, 1998 have been included.

The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Overview

The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 9 restaurant franchises which operate independently from its airport concession business. Since 1994, the Company has opened 32 concession locations at 17 airports.

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

Capital improvement costs incurred to meet the requirements of new airport concession contracts have placed substantial demands on the Company's working capital. In February 1997, the Company completed a private placement of Convertible Preferred Stock and private warrants, which raised proceeds of approximately $2,031,000 from these offerings. In July 1997, the Company completed an initial public offering of its Common Stock, raising gross proceeds of approximately $5.2 million. Nearly all of the proceeds were used to redeem the Convertible Preferred Stock and to complete capital improvements at awarded concession locations. Through the first nine months of 1998, the Company has invested an additional $2.5 million in fixed assets.

The Company expects to continue to have significant capital requirements in the final quarter of 1998 and in 1999 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, flight catering and other services, including the ones already awarded in California, Colorado, New York, North Carolina, Iowa, South Dakota and Texas. Furthermore, the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.


Result of Operations

The following tables sets forth for the period indicated selected items of the Company's statement of operations.

                                                        Fiscal Year Ended                  Nine Months Ended
                                                          December 31,                       September 30,
                                                ---------------------------------     --------------------------
                                                1995          1996           1997     1997                  1998
                                                ---------------------------------     --------------------------
Revenues:
   Concessions                                   59%           85%            92%      91%                  95%
   Food Preparation Center Sales                 33            13              7        8                    4
   Franchise Royalties                            8             2              1        1                    1
                                                ---------------------------------     ---------------------------
         Total Revenues                         100%          100%           100%     100%                 100%
Cost of Goods Sold                               31            31             32       32                    31
Cost of Goods Sold                              ---------------------------------     ----------------------------
Gross Profit                                     69            69             68       68                    69
Operating Costs and Expenses:
   Payroll and Employee Benefits                 33            31             36       36                    28
   Occupancy                                     20            19             18       20                    16
   General and Administrative                    22            12             12        8                    20
Interest Expense                                  3             3              2        2                     1
Other (Income) Loss                              19             0              0        0                     0
                                                ---------------------------------     --------------------------
Net Income (Loss)                               (28)%           4%             0%       1%                    4%
                                                =================================     ==========================


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues. The Company's gross revenues for the nine months ended September 30, 1998 were $10,790,653 compared to $6,742,441 for the nine months ended September 30, 1997, an increase of $4,048,212 or 60%. Revenues from concession activities increased $4,056,037 ($10,212,171 as compared to $6,156,134) while food preparation center revenues increased slightly by $27,918 ($529,822 as compared to $501,904), and franchise royalty revenues decreased by $35,743 ($48,660 as compared to $84,403). The increase in concession revenues was principally attributable to the operation of concessions awarded in 1997 for a full nine month period, as well as completion of newly awarded airport locations in 1998. Same store sales for concession locations that were open for the full nine month period ended September 30, 1997 increased 9.3% from $5,679,480 to $6,208,643. Franchise royalty revenues declined principally as a result of the Company's acquisition of a Denver franchise in November 1997..

Cost of Goods Sold. The cost of goods sold for the nine months ended September 30, 1998 were $3,293,803 compared to $2,188,717 for the nine months ended September 30, 1997. As a percentage of total revenue, the cost of goods sold decreased to 30% from 32%. The Company's costs of goods sold are primarily food costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The relatively high costs of goods sold for the nine month period ended September 30, 1997 was attributable to expanded operations of newly remodeled facilities which opened during the period. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

Operating Costs and Expenses. Operating costs and expenses for the nine months ended September 30, 1998 were $6,874,119 compared to $4,320,807 for the nine months ended September 30, 1997. Payroll expenses increased from $2,410,868 to $3,103,824 in 1998. As a percentage of total revenue, payroll expense declined from 36% for the nine months ended September 30, 1997 to 29% for the nine months ended September 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities. The decrease in labor as a percentage of total revenues is attributable to increased efficiency in operations that have been operated for some time, and more efficient training and staffing at newly awarded facilities. General and administrative expenses increased from $570,848 for the nine months ended September 30, 1997 to $2,094,007 for the nine months ended September 30, 1998. This increase is related to the expense of placing management into new store locations, the travel associated with rapid growth and costs associated with operating as a publicly traded corporation. The Company intends to hire additional administrative staff commensurate with its growth. Consequently, general and administrative expenses should continue to increase in dollar amount. However, Management expects general and administrative expenses to decline as a percentage of total revenue.

Interest Expense. Interest expense net decreased from $152,612 in the quarter ended September 30, 1997 to $138,270 in the quarter ended September 30, 1998.

Net Income. Net income for the nine months ended September 30, 1998 was $480,089 compared to $80,305 for the nine months ended September 30, 1997. Management attributes this increase to income derived from newly opened concession locations and to increased revenues from locations which were remodeled during the interim period. The Company anticipates that net income from existing operations will continue to increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level. The Company has opened additional facilities in the fourth quarter of 1998 and expects to open additional concession locations in 1999. While management does not expect newly opened locations to operate with the efficiency of more established locations, it does hope to diminish the effect of start up costs through its increased experience in opening new locations and other operating efficiencies.

The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenues. The Company's gross revenues for the three months ended September 30, 1998 were $3,651,846 compared to $2,651,307 for the three months ended September 30, 1997, an increase of $1,000,539 or 38%. Revenues from concession activities increased $1,011,195 ($3,440,807 as compared to $2,429,612) while food preparation center revenues remained unchanged ($194,658 as compared to $194,591), and franchise royalty revenues decreased by $10,723 ($16,381 as compared to $27,104). The increase in concession revenues was principally attributable to the completion of newly awarded airport locations. Same store sales for concession locations that were open for the full three month period ended September 30, 1997 increased 5.5% from $2,028,503 to $2,139,287. Franchise royalty revenues declined principally as a result of the Company's acquisition of a Denver franchise.

Cost of Goods Sold. The cost of goods sold for the three months ended September 30, 1998 were $1,134,562 compared to $868,225 for the three months ended September 30, 1997. As a percentage of total revenue, the cost of goods sold decreased to 31% from 33%. The Company's costs of goods sold are primarily food costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The relatively high costs of goods sold for the three month period ended September 30, 1997 was attributable to expanded operations of newly remodeled facilities which opened during the period. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

Operating Costs and Expenses. Operating costs and expenses for the three months ended September 30, 1998 were $2,289,035 compared to $1,729,296 for the three months ended September 30, 1997. Payroll expenses increased from $966,704 to $987,728 in 1998. As a percentage of total revenue, payroll expense declined from 36% for the three months ended September 30, 1997 to 27% for the three months ended September 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities while the decrease in labor percentage shows the maturing phase as was seen in costs of goods sold percentage. As the Company continues to grow the effects during startup of new operations will have a smaller impact on the financial performance of the entire Company. General and administrative expenses increased from $139,580 for the three months ended September 30, 1997 to $726,513 for the three months ended September 30, 1998. This increase is related to the expense of placing management into new store locations, the travel associated with rapid growth and costs associated with operating as a publicly traded corporation. This should reduce as a percentage of revenues as operations continue to mature. The Company intends to hire additional administrative staff commensurate with its growth. Consequently, general and administrative expenses should continue to increase in dollar amount but should not represent a greater percentage of total revenue.

Interest Expense. Interest expense net increased from $29,966 in the quarter ended September 30, 1997 to $55,326 in the quarter ended September 30, 1998 as a result of short term borrowing in the quarter ended September 30, 1998 to finance construction activities and newly awarded concession facilities.

Net Income. Net income for the three months ended September 30, 1998 was $170,737 compared to $23,820 for the three months ended September 30, 1997. Management attributes this increase to income derived from newly opened concession locations and to increased revenues from locations which were remodeled during the interim period. The Company anticipates that net income from existing operations will continue to increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level. The Company expects to open additional concession locations in 1998. While management does not expect newly opened locations to operate with the efficiency of more established locations, it does hope to diminish the effect of start up costs through its increased experience in opening new locations and other operating efficiencies.

The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

Liquidity and Capital Resources

Substantially all of the Company's concession locations have been obtained in the last two years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. During the first nine months of 1998, cash flow from operations was not sufficient to finance new acquisitions. The Company intends to continue to selectively bid for concession locations, including bidding on larger proposals, provided it can secure adequate funding for such bids. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that the Company has experienced over the past two years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company will continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements.

As of September 30, 1998, the Company had a working capital of $(2,206,325). The Company had invested approximately $2.5 million in fixed assets for the nine month period ended September 30, 1998 against anticipated capital requirements of approximately $4.9 million for the full Fiscal 1998. The Company has completed construction of the following improvements: two new concession facilities at Ontario, California; three remodeled concession locations at Greensborough, North Carolina; two remodeled concession locations at Asheville, North Carolina; two remodeled concession locations at Sioux Falls, South Dakota; two remodeled and two new concession locations in Des Moines, Iowa; and one remodeled concession location at Allentown, Pennsylvania. In addition, the Company currently has concession contracts calling for the construction of one concession location in Midland, Texas; one concession location in J.F.K. New York, New York.

On March 13, 1998, the Company borrowed $250,000 from an unaffiliated third party to fund construction of capital improvements under the terms of a Promissory Note. The Note is due the earlier of December 15, 1998, or the date on which the Company completes a sale of debt or equity. On June 17, 1998, the Company borrowed $500,000 from an unaffiliated third party to fund construction of capital improvements. The note was due September 16, 1998, but the maturity has been extended until November 30, 1998. The holder of the note also received 65,000 warrants to purchase the Company's common stock. The Company secured additional financing through the placement of promissory notes in September for an aggregate of $710,000. In connection with the issuance of those notes, the Company issued holders of the notes an aggregate of 80,726 warrants to purchase the Company's common stock.

The Company is currently negotiating with holders of its short term notes to convert to five year notes. In addition, the Company has received commitments from lease financing companies to borrow up to $3.7 million at implicit interest rates of between 8% and 12%. The Company is in the process of securing lease financing to repay a portion of its existing short term indebtedness and to finance completion of the construction it has committed to fund. In addition, the Company continues to discuss with commercial lenders the possibility of a term loan arrangement. The Company estimates that proceeds from lease financing commitments and existing capital and cash flow will be sufficient to continue construction scheduled for the next two months. While management believes, based on the status of discussions with various lease financing companies and commercial banks, that it has several financing alternatives available to it, the Company has not yet received the proceeds from a lease finance arrangement or secured a commitment for a term loan from a commercial bank. Neither the ultimate amount of any such financing nor the terms of such financing are known at this time. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.


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




                               CREATIVE HOST SERVICES, INC.


Date: November 13, 1998      By:  /s/ Sayed Ali
                                -----------------------------------------------
                                Sayed Ali, President and Chief Financial Officer