Form 10KSB
period 1998-12-31
CREATIVE HOST SERVICES INC
filed 1999-03-31
CIK 933098

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20559

                                     FORM 10-KSB

(Mark One)
(x)                   Annual Report Under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1998

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

                                                 Name of Each Exchange On
        Title of Each Class                              Which Registered

           COMMON STOCK                                       NASDAQ



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    x    No
                                                ------      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Revenues for fiscal year 1998 were $14,720,350

     The aggregate market value of voting stock held by non-affiliates of the registrant was $2,771,885 as of March 25, 1999 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

     There were 3,211,033 shares outstanding of the registrant's Common Stock as of March 25, 1999.

                                        PART I

ITEM 1.   BUSINESS

THE CONCESSION BUSINESS

     The Company is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States. The Company currently has 35 operating concession facilities at 18 airports, 34 of which are Company owned and one of which is franchised, including concessions at Los Angeles International Airport, Denver International Airport, Portland International Airport, and the airports in Aspen, Colorado; Orange County and Ontario, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Asheville and Greensborough (Piedmont Triad), North Carolina; Allentown, Pennsylvania; Roanoke, Virginia; Columbia, South Carolina; Sioux Falls, South Dakota; and Cedar Rapids and Des Moines, Iowa. In addition, the Company has been awarded contracts for the construction of three additional concession facilities; one location at John F. Kennedy International Airport, in New York City; and two locations at Midland, Texas. The Company expects to commence operations at each of these facilities in 1999. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. The Company's airport concession business is complemented by inflight catering contracts awarded to it by major airlines at certain airports. The Company currently utilizes its existing facilities at airports to provide fresh meals to airlines. The Company is currently seeking and evaluating additional concession opportunities at several other airports in the United States.

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

     CAFE AND SPIRITS: If the opportunity for a master concession is not available, then the Company submits bids utilizing specific food and beverage concepts, or other service concepts depending on the nature of the concession. One such concept is "cafe and spirits" featuring various branded and nonbranded food and beverages, such as TCBY Yogurt and Creative Croissants, along with a bar, lounge and mini library. The Company currently operates Cafe and Spirts formats at all Creative Croissants locations serving liquor.

     CREATIVE CROISSANTS-Registered Trademark- BAKERY DELI: Depending on the preference of the airport authority and the available concession category, the Company can submit proposals for the bakery/deli concept either on a stand alone basis or in a food court. The Company currently operates Creative Croissants, either stand alone or a part of a food court at every airport it currently services, with the exception of the airport at Ontario, Canada.

     "PANACHE COFFEES": For smaller areas on a more dispersed basis, the Company has entered into an agreement with Panache Coffees to meet the growing demand for coffee beverages at airports. The Company has presented this concept in a kiosk format and as part of other food and beverage facilities. The Company currently has Panache Coffee outlets at all locations.

     "CREATIVE JUICES": Fresh fruit juices and fruit smoothies seem to be growing in popularity, resulting in the demand for small areas with juice bars at airports. The Company has successfully implemented its Creative Juice concept at its airport facilities at Denver International Airport and plans to add additional facilities at JFK Airport.

     "HAUTE DOGMA": The Company has developed a concept for gourmet hot dogs which can be implemented in a built-out concession, as part of a food court or as a free-standing cart. The Company operates a built-out concession at the Denver International Airport under the "Haute Dogma" concept.

     ATTAINING FRANCHISE RIGHTS: For larger concessions, where the airport desires branded food products, the Company will attempt to secure franchise rights from a nationally or regionally recognized food and beverage company. The Company has entered into Franchise Agreements with (i) TCBY Yogurt to operate TCBY franchises at its Lexington, Roanoke, Columbia and Cedar Rapids concession facilities; (ii) Carl's Jr./Green Burrito to operate franchises at its two Ontario, California concession facilities which opened in October 1998; (iii) ICBY to operate ICBY franchises at its Greensboro, Des Moines, Allentown, Asheville and Sioux Falls concession facilities; (iv) Taco Bell to operate Taco Bell franchises at its Greensboro and Des Moines concession facilities; and (v) Little Caesars to operate Little Caesars franchises at all of its concession facilities except Aspen and Los Angeles. It may in the future purchase and operate franchises from other major food or beverage franchisors to include in its bid proposals.

     ACQUISITION OF OTHER CONCESSIONAIRES: The Company has also sought to expand its physical presence at airports by acquiring existing concessionaires
with one or more airport locations.   Generally, the airport authority
overseeing the operations at the airport will have the right under the existing concession agreement to approve of the change in control. The strengths the Company demonstrates in the request for proposal process are used to secure the consent of an airport authority to a transfer of concession rights in an acquisition of an existing location. The Company has typically negotiated for an extension of the concession term in exchange for additional capital improvements or additional facilities or menu items to be offered at the concession location as part of securing the airport authority's consent to the transfer.

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

     Prior to the Company's initial public offering in July 1997, the Company qualified as a Disadvantaged Business Enterprise ("DBE") based on Mr. Ali's ownership of all of the Company's common stock. The Company's historical success in securing concession locations may have been partially attributed to its DBE status. The impact of the initial public offering on the Company's status as a DBE and the impact of any such potential loss of DBE status on its ability to secure new concession locations is unclear. To the extent that the Company's historic rate of success in securing new airport concessions was attributable to its status as a DBE, that growth rate may decline if the Company is not recognized as a DBE or if DBE programs are eliminated or curtailed.

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

     As part of any proposal or acquisition, the Company receives information concerning any historical operations conducted at the specific location. Generally, an airport authority will provide three years of historical information for a location with its request for proposal. Similarly, in an acquisition transaction, the Company will review a target operator's historical performance as part of its due diligence review. In either scenario, the Company then evaluates the estimated impact on revenues and gross margins that will result with any remodeling, capital improvements and menu changes. Where the concession location is to be newly constructed, such as at the Ontario, California, airport, the Company reviews estimates of passenger enplanements for the new terminals and amounts typically spent per passenger at concessions.

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

CONCESSION LOCATIONS

     WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS.

     The following table identifies the Company's existing airport concessions and those which have been awarded and are expected to be in operations in 1999:

                      EXISTING AND AWARDED CONCESSION LOCATIONS

                                                                                  Date of
                                                                                Completion or       Expiration       Year Ended
                                                           Date Commenced    Expected Completion      Date of        December 31
 Name/Location of Concession   Description of Concession     Operations         of Remodeling        Contract       1998 Revenue
----------------------------   -------------------------   --------------   --------------------  --------------   -------------
 Midland, Texas              Food and Beverage (one       January 1999      January 1999          September 2007          N.A.
                             location)
 Ontario, California         Food and Beverage (two       September 1998    September 1998        July 2008                $334,398
                             locations)
 John F. Kennedy             Food and Beverage (one       Not Yet Opened    July 1999             May 2008(2)             N.A.
 International               location)
 Greensborough (Piedmont     Food and Beverage (three     December 1997     November 1998         May 2008                1,844,179
 Triad) North Carolina       locations)
 Asheville, North Carolina   Food and Beverage (one       November 1997     November 1998         November 2007             387,190
                             location); News & Gift (one
                             location)
 Sioux Falls, South Dakota   Food and Beverage (two       August 1997       March 1999            August 2007               847,305
                             locations); Inflight
                             Catering

 Des Moines, Iowa            Food and Beverage (four      July 1997         November 1998         July 2007(3)            1,187,700
                             locations -- two existing
                             and two to be newly
                             constructed)
 Allentown, Pennsylvania     Food and Beverage (one       July 1996         January 1998          July 2006               1,343,053
                             location); Inflight Catering
 Columbia, South Carolina(1) Food and Beverage (two       October 1996      October 1997          October                 1,042,692
                             locations); Inflight                                                 2006(4)
                             Catering
 Cedar Rapids, Iowa(1)       Master Concession, Food and  November 1996     October 1997          March 2004(5)           1,291,303
                             Beverage (two locations),
                             News & Gifts (one location),
                             Specialty Stores (one
                             location); Inflight Catering
 Lexington, Kentucky(1)      Food and Beverage (two       July 1996         February 1997         July 2006                 774,229
                             locations); Inflight
                             Catering
 Roanoke, Virginia(1)        Food and Beverage (two       June 1996         January 1997          June 2006                 536,297
                             locations); Inflight
                             Catering
 Appleton, Wisconsin(1)      Food and Beverage (one       January 1996      January 1996          July 2005                 268,165
                             location)
 Madison, Wisconsin(1)       Food and Beverage (two       January 1996      July 1996             January 2006              863,758
                             locations)
 Portland International      Food and Beverage (one       October 1995      October 1995          June 2005                 663,945
                             location)
 Los Angeles International   Food and Beverage (one       June 1995         September 1995        June 2005(6)            1,134,634
                             location)
 Aspen, Colorado(1)          Food and Beverage (one       May 1994          May 1994              September 1999            367,913
                             location)

                                                                                  Date of
                                                                                Completion or       Expiration       Year Ended
                                                           Date Commenced    Expected Completion      Date of        December 31
 Name/Location of Concession   Description of Concession     Operations         of Remodeling        Contract       1998 Revenue
----------------------------   -------------------------   --------------   --------------------  --------------   -------------
 Denver International        Food and Beverage (three     February 1995     Two completed         June 2003 and           1,099,255
                             locations)                                     February 1995; one    November 2006
                                                                            completed December
                                                                            1997
 Orange County               Food and Beverage (one       September 1990    Completed --          February                     N.A.
                             location)                    Renewed           Franchisee Owned      2001(5)
                                                          February 1996
 Shreveport, LA              Food and Beverage (two       May 1999          November 1999         November 2009                N.A.
                             locations)                                                                            ----------------
                                                                                      TOTAL                              13,986,016


___________

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

FOOD PREPARATION CENTER

     The Company operates a 4,635 square foot food preparation center located at 6335 Ferris Square, Suites G-H, San Diego, California which is adjacent to its corporate headquarters. The center is currently operating at approximately
35% capacity. Using its proprietary recipes, the Company prepares several bakery items sold at the Creative Host concessions and at franchise restaurants, including regular croissants, croissants filled with meat, cheeses and vegetables, pastries, muffins and other bakery foods. The bakery foods are prepared, frozen in dough form and regularly shipped to concessions and franchisees where they are baked and served on a daily basis.

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

     The Company has entered into an agreement with Sysco Food Services Corporation ("Sysco"), to provide distribution services. Under the arrangement, Sysco picks up the food items produced at the food preparation center and stores them in Sysco's facilities. Sysco then distributes those food items as well as certain other food and related supplies to each of the Company's airport concession locations. All of the purchasing for the concession locations, except for certain perishable items such as dairy and produce, is done through Sysco resulting in uniform cost of goods and centralized costs controls.

FRANCHISE OPERATIONS

     From 1986 through 1994, the Company was actively engaged in the business of franchising restaurants under the "Creative Croissant" name. The Company's restaurant franchise business was not successful, and, in 1990, the Company began the transition to company-owned airport concessions that is the major focus of its current business plan. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company continues to have franchise relationships with 11 restaurant franchisees, excluding the Orange County airport concession which is operated by a franchisee.

     Creative Croissant franchise restaurants are generally located in regional malls, specialty centers, high rise office buildings and other areas with heavy pedestrian traffic. All of the Company's franchise operated restaurants are located in California, in the following cities: Escondido, San Diego, Laguna Niguel, Mission Viejo, Orange, Laguna Hills, Martinez, Ventura, Torrance, San Francisco, and Walnut Creek. Although all franchisees remain current in their purchase of food products, currently 8 of 9 franchises are in default on their monthly royalty payment obligations to the Company. This default amounts to approximately $3,500 per month in lost royalties.

     The Company expects the revenues from franchising (approximately 0.5% of total revenues for the twelve month period ended December 31, 1998) to remain unchanged or decline over time as the Company concentrates on expanding its concession business and establishing more Company owned facilities at airports and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, it may continue to sell franchises in special situations when a franchise would be more advantageous to the Company than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

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

     The Company targets the airport concession business through its presence at airport authority association meetings and trade shows, its network of existing relationships in the airport business community, and its submission of bids in response to requests for proposals ("RFPs") by airports. By continually monitoring the availability of RFPs at airports throughout the nation, the Company seeks to be involved in every RFP that is economically feasible for it. In bidding for concessions, the Company focuses on those airports with locations indicating that the concession will earn annual gross revenues of from $500,000 to $2,000,000. Once a concession has been targeted, the Company develops a customized bid tailored to address a theme or culture specific to the concession location. Management is currently working with airport managers to design unique and exciting food court areas with a variety of food choices, comfortable seating and self-serve options without the inconveniences of traditional restaurants. The Company's proposals for airports include children's play areas, reading areas, mini-libraries and computer services.

     The Company has developed several marketing techniques for the Creative Host concession locations to encourage sales at concessions and to provide additional sources of revenues. To compete within an airport, the Creative Host approach is to combine aroma and showmanship with high quality fresh and nutritious foods at value prices to attract customers. The Company's food and beverage facilities have traditionally been designed with a European flair for fresh, healthy and nutritious gourmet and specialty foods, served quickly and at value prices. The desired atmosphere has been one of a European sidewalk cafe with carved wood display cases and the use of brass, wood, marble and glass. Depending on their size, the facilities feature European style hot meal croissants filled with meats, cheeses and vegetables, gourmet coffees, fresh salads, nondairy fresh fruit shakes and other foods and beverages. Low fat, low cholesterol ingredients are utilized whenever possible, consistent with maximizing flavor. No artificial flavors or preservatives are used in any of the baked goods. A large bakery oven and brass eagle domed espresso machine creates an inviting, aromatic atmosphere. Several of the concession facilities have an
espresso bar, a variety of coffee selections or a juice bar.   While maintaining
its philosophy of offering healthy foods, value pricing and quick service, the Company is diversifying into agreements with renowned food and beverage suppliers such as Carls Jr., Little Caesar's Pizza, Taco Bell and TCBY Yogurt. The food and beverage concessions sell gourmet coffee beans as gift packages, colorful sports bottles and thermal coffee mugs featuring the "Creative Croissants-Registered Trademark-" logo and key menu items, custom gift baskets and other promotional merchandise.

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

     The Federal Aviation Administration requires airports receiving federal funds to award contracts for concession facilities producing at least 10% of total airport concession revenue to certain designated categories of entities that qualify as Disadvantaged Business Enterprises ("DBE"). The federal requirements do not specify the nature or manner in which the DBE must participate. Historically, companies in the industry have relied on hiring DBE employees, purchasing provisions from DBE suppliers, contracting for services from DBEs or subcontracting a portion of the concession to a DBE in order to meet this requirement. When the Company entered the airport concession business, its Common Stock was owned entirely by Mr. Sayed Ali, a native of Pakistan. As a result, the Company qualified as a DBE. The Company's status as a DBE assisted it in securing concession awards with several airports, and some of the Company's concession agreements specify that it will retain its DBE status. As a result of the Company's recent initial public offering, Mr. Ali's ownership in the Company decreased to approximately 30%. It is unclear what impact this will have on the Company's status as a DBE. The Company has succeeded in securing airport concession contracts at 8 additional locations since its initial public offering, although the Company is not aware of the extent to which the Company's DBE status, or lack thereof, was a factor in the airport authorities' decisions to award such contracts to the Company. The federal rules do not specify a required percentage ownership for DBE status, so the Company will have to address the issue on an airport by airport basis. If necessary, the Company will comply with a particular airport's request for additional DBE participation through the industry practice of hiring or contracting with other DBEs. The Company believes that it will retain its existing locations and can continue to secure new concessions on the basis of the products and services it offers and its industry reputation. To the extent the Company's historic rate of success in securing airport concessions is attributable to its clear status as a DBE, its growth rate may decline.

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

YEAR 2000 COMPLIANCE

     Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data fields which used only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors, and is generally referred to as the "Year 2000 problem." The Company has performed an assessment of its information technology systems and expects that all necessary modifications
and/or replacement will be completed prior to December 1999.   Additionally, the
Company is currently considering the purchase of a financial accounting software program, which consideration includes the Year 2000 Compliance status of the software program. Based on current expenditures and estimates, the costs of addressing this issue are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The potential impact of the Year 2000 issue in regards to significant vendors and suppliers cannot be reasonably estimated at this time. However, the Company may be adversely impacted if its suppliers and franchises do not ensure Year 2000 compliance in their own systems in a timely manner.

     Additionally, the Company may be affected by the impact of the Year 2000 problem on air travel. In particular, air traffic control systems at airports throughout the country are being updated and reviewed for compliance with Year 2000 standards. Moreover, modern aircraft are complex and may contain imbedded logic within their computerized systems. Computerized reservation systems are interconnected and may experience problems if participant systems are not Year 2000 compliant. While extensive efforts are being undertaken by the Federal Aviation Administration and the airline companies to bring all computer systems into Year 2000 compliance, no assurances can be made that those efforts will be successful. Moreover, it is probable that different airports or airlines will have varying degrees of success in remedying their systems depending upon the amount of time and resources devoted to the repair, and the age or complexity of their computer systems. To the extent that airports and airlines are unable to adequately review and remedy any Year 2000 problems they may have, air travel may be significantly impaired. Any significant decline in air travel at the airports where the Company conducts business will have a material adverse impact on the Company's business and finances. Moreover, even if the airports and airlines adequately prepare for the Year 2000, public perception of the risks associated with air travel at that time may cause a decline in enplanements, with a corresponding decline in the Company's business.

EMPLOYEES

     The Company has over 546 employees, including 15 in food preparation, 12 in administration and 519 in operations. As the Company expands and opens more concessions, the Company anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company does not have a collective bargaining agreement with its employees and is not aware of any material labor disputes.

SEASONALITY

     The Company's concession operations are expected to experience moderate seasonality during the course of each year, corresponding with traditional air travel patterns which generally increase from the first quarter through the fourth quarter.

TRADEMARKS

     The Company has one registered trademark with the United States Patent and Trademark Office on the Principal Register, registered as "Creative Croissants-Registered Trademark-." In addition, the Company is in the process of filing trademark applications to register the names "Creative Host
Services, Inc." and "Haute Dogma," and as its business develops, the Company plans to continue to develop merchandising of trademark products, such as clothing, drinking bottles, mugs and other similar products, utilizing its service marks and trademarks in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business.

ITEM 2.   PROPERTIES

     The Company's executive offices and food preparation center are located in a 8,334 square foot facility at 6335 Ferris Square, Suites G-H, San Diego, California. The combined facility is covered by a five-year lease terminating April 15, 2002 with monthly payments of $5,044 plus common area maintenance charges. The Company has one option to extend the term for an additional five-year period. The Company believes its new facilities will be adequate to accommodate production of two to three times its current levels.

     The Company also leases space as part of its airports concession operations. In addition, the Company occasionally leases restaurant space which it assigns to operators in connection with franchise operations.

ITEM 3.   LEGAL PROCEEDINGS

     There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended December 31, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of securityholders during the fourth quarter of Fiscal 1998.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock trades on the NASDAQ Market under the symbol CHST. The Company completed its initial public offering on July 22, 1997 and its stock began trading on the Exchange at that time. The number of recordholders of the Common Stock was 129 on March 25, 1999. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The closing sales price of the Common Stock on March 25, 1999 was $1.25 per share. The following chart sets forth, for the fiscal period indicated, the high and low closing sales prices for the Company's Common Stock.

                                                          Low        High
                                                        -------     -------
           Fiscal 1997
                July 22, 1997 to September 30, 1997       3 13/16   4 7/16
                Fourth Quarter                            1 7/8     4 3/16

           Fiscal 1998
                First Quarter                             2 1/32    2 3/4
                Second Quarter                            1 3/4     3
                Third Quarter                             1 3/8     2 3/16
                Fourth Quarter                              13/16   2

     Pursuant to a Private Placement Memorandum dated December 21, 1998, the Company sold 12% Secured Convertible Promissory Notes, together with Warrants to purchase 240,000 shares of Common Stock, for an aggregate amount of $3,000,000 in cash. The principal underwriter in this offering was EBI Securities Corporation. The Notes and Warrants sold in this offering were offered only to "accredited investors" as defined in the Securities Act of 1933, as amended.
The underwriter received (i) 3% of the proceeds of sales of the securities to non-institutional investors purchasing less than $1,500,000 of Notes, (ii) 2% of the proceeds of sales of securities to institutional investors purchasing $1,500,000 or more of the securities, and (iii) 40,000 warrants to purchase Common Stock on the same terms as the warrants sold in this offering. These securities were sold pursuant to Rule 506 of Regulation D under the Securites Act of 1933, as amended. The Notes are convertible at the option of the holder thereof, in whole or in part, at any time on or after March 21, 1999, at $2.625 per share of Common Stock. The Warrants are exercisable until December 21, 2003 at an exercise price equal to the 30-calendar day trailing average of the closing bid price of the Common Stock as of December 21, 1998, not to exceed $2.00.

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

     In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1996. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 33 concession locations at 15 airports. In 1996, the Company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news, gift and other services.

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

     As of December 31, 1997, the Company had working capital of $178,285. As of December 31, 1998, the Company had working capital of $(1,034,572). Capital improvement costs incurred to meet the requirements of new airport concession contracts have placed substantial demands on the Company's working capital. In February 1997, the Company completed a private placement of Convertible Preferred Stock and private warrants, which raised proceeds of approximately $2,031,000. In July 1997, the Company completed an initial public offering of its Common Stock, raising gross proceeds of approximately $5.2 million. Nearly all of these proceeds were used to redeem the convertable Preferred Stock and to complete capital improvements at awarded concession locations. In December 1998, the Company completed a private placement of 12% Secured Convertible Promissory Notes and warrants to purchase Common Stock, which raised gross proceeds of $3,000,000. Nearly all of these proceeds were used to complete capital improvements at awarded concession locations.

     The Company expects to continue to have significant capital requirements in 1999 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, inflight catering and other services, including the ones already awarded in New York. Furthermore, the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of its total revenues.

                                                   FISCAL YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                        1996     1997     1998
                                                        ----     ----     ----
         Revenues:
              Concessions                                85%      92%      95%



              Food Preparation Center Sales              13        7        4
              Franchise Royalties                         2        1        1
                                                        ---      ---      ---
                   Total Revenues                       100%     100%     100%
         Cost of Goods Sold                              31       32       30
                                                        ---      ---      ---
         Gross Profit                                    69       68       70
         Operating Costs and Expenses:
              Payroll and Employee Benefits              31       36       34
              Occupancy                                  19       18       19
              General and Administrative                 12       11       12
         Interest Expense                                 2        2        1
         Provision for Income Taxes                       0        0        0
         Other (Income) Loss                              0        0        0
                                                        ---      ---      ---
         Net Income (Loss)                                5%       1%       4%
                                                        ---      ---      ---
                                                        ---      ---      ---

     FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

REVENUES. The Company's gross revenues for the fiscal year ended December 31, 1998 were $14,720,350, compared to $9,802,529, for the fiscal year ended December 31, 1997. Revenues from concession activities increased $4,950,209 ($13,986,016 compared to $9,035,807) and food preparation center sales increased $17,792 (from $659,008 to $676,800) while franchise royalties declined $50,180 (from $107,714 to $57,534). Substantially all of the increase in concession activities is attributable to full year operations for the concession locations opened during fiscal 1997 and partial year operations for an additional 2 concession locations which opened during fiscal 1998.

COST OF GOODS SOLD.  The cost of goods sold for the fiscal year ending
December 31, 1998 was $4,446,203 compared to $3,126,711 for the fiscal year ending December 31, 1997. As a percentage of total revenues, the cost of goods sold was 32% in 1997 and 30% 1998. Costs of goods sold is typically high for a newly opened concession facility as the Company gathers information concerning requirements for the specific location. Since the product is perishable, adjustments to production level effects both sales and costs of sales. As the Company improves accuracy of production and reduces the waste problem created by training, cost of sales will improve. As a result, the Company expects costs of goods sold to decline slightly as a percentage of sales as newly added stores obtain operating data.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 1998 were $9,692,476, compared to $6,438,863 for the fiscal year ended December 31, 1997. Payroll expenses increased from $3,524,001 in 1997 to $5,054,800 in 1998. As a percentage of total revenues, payroll expense was 36% in 1997 and decreased to 34% in 1998. Management believes that increased start-up costs and other inefficiencies as a result of the opening of a number of new concession locations contributed to the higher payroll costs, the Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percent of revenues as newly opened facilities operate more efficiently and the Company reaps the benefits of recently implemented cost control measures. General and administrative expenses increased from $1,124,556 in 1997 to $1,826,168 in 1998, and increased as a percentage of total revenues from 11% in 1997 to 12% in 1998. The increase was attributable primarily to increases in administrative salaries. The Company will continue to add additional administrative staff commensurate with its growth but expected general and administrative expenses to continue to decline as a percentage of total revenues.

INTEREST EXPENSE. Interest expense for the fiscal year ended December 31, 1997 was $205,965 compared to $84,839 for the fiscal year ended December 31, 1998. As a percentage of total revenues, interest expense was 2% in 1997 and decreased to 1% in 1998 due to capitalization of interest related to concession improvements.

NET INCOME (LOSS). Net income for the fiscal year ended December 31, 1998 was $480,532 compared to $37,631 for the fiscal year ended December 31, 1997. Operating income increased from $236,955 in 1997 to $581,671 in 1998. Management attributes the increase in net income to the increase in the number of operating facilities.

SAME STORE SALES. The Company operated ten locations during both the full fiscal years ended December 31, 1997 and December 31, 1998. Sales for those locations were $7,651,314 for the fiscal year ended December 31, 1997 and $8,286,842 for the fiscal year ended December 31, 1998, representing an increase of $635,528, or 8.3%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's capital needs have primarily been met from the proceeds of (i) capital contributions of $1,300,000 made by Sayed Ali, the principal shareholder, Chairman and Chief Executive Officer of the Company,
(ii) a Small Business Administration loan obtained by the Company in September 1992 in the original principal amount of $220,000, guaranteed by Mr. Ali and secured by certain of his personal assets and a key man life insurance policy,
(iii) a private placement of 9% Convertible Redeemable Preferred Stock made by the Company in 1994 which raised gross proceeds of approximately $722,000, (iv) equipment lease financing on specific airport facilities which are guaranteed by Mr. Ali, (v) certain short term borrowings, (vi) a private placement of 8% Convertible Preferred Stock which raised net proceeds of approximately $2.0 million in February
1997, (vii) an initial public offering of Common Stock which raised net proceeds of approximately $5.2 million in July 1997, and (viii) a private placement of 12% Secured Convertible Notes, together with Warrants to purchase Common Stock, which raised gross proceeds of $3.0 million in December 1998.

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

     When the Company is awarded a new concession facility, it is generally committed to expend a negotiated amount for capital improvements to the facility. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial expenses for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of 10 years, providing the Company an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past 3 years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that the Company has experienced over the past 2 years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company will continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements.

     As of December 31, 1998, the Company had working capital of $(1,034,572). The Company expects to continue to have significant capital requirements in 1999 and 2000 to finance the construction of new airport food and beverage concessions and other concessions related businesses (i.e., news & gifts, inflight catering and other services). The Company anticipates capital requirements of approximately $3.5 million in Fiscal 1999 to complete the construction of improvements at concession facilities which it has already been awarded in Iowa, New York, Texas and Louisiana. The Company has an immediate need for additional capital to fund the construction of capital improvements at several of those airports. The Company is actively evaluating potential financing arrangements with a number of leasing companies in order to meet its capital needs. The Company estimates that existing capital and cash flow will be sufficient to continue construction scheduled for the next four to six weeks. Management believes, based on the status of discussions with various leasing companies, that it has several financing alternatives available to it. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.

     The Company will have additional capital requirements during 1999 and 2000 if the Company wins additional bids or acquires additional airport concession facilities. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.

ITEM 7.   FINANCIAL STATEMENTS

                          CREATIVE HOST SERVICES, INC.

                               (FORMERLY KNOWN AS
                       ST. CLAIR DEVELOPMENT CORPORATION)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998
                                    CONTENTS

                                                                        Page
                                                                        ----
INDEPENDENT AUDITORS' REPORT                                             F-1

FINANCIAL STATEMENTS:
  Balance Sheet                                                          F-2
  Statements of Income and Operations                                    F-3
  Statement of Shareholders' Equity                                      F-4
  Statements of Cash Flows                                               F-5
  Notes to Financial Statements                                        F6-F14

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Creative Host Services, Inc.
San Diego, California

We have audited the accompanying balance sheet of Creative Host Services, Inc. as of December 31, 1998, and the related statements of income and operations, shareholders' equity and cash flows for each of the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Host Services, Inc. at December 31, 1998, and the results of its operations and cash flows for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.


/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 9, 1999

                         CREATIVE HOST SERVICES, INC.

                        BALANCE SHEET - DECEMBER 31, 1998

                                      ASSETS

CURRENT ASSETS:
  Cash                                                                                   $       139,743
  Receivables, net of allowance of $8,807                                                        491,356
  Inventory                                                                                      439,422
  Prepaid expenses and other current assets                                                       81,066
                                                                                         ---------------
          Total current assets                                                                             $     1,151,587

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                                                  9,582,688

DEPOSITS AND OTHER ASSETS                                                                                          205,203

OTHER ASSETS, principally debt issue costs, net of
  accumulated amortization of $226,629                                                                             331,878
                                                                                                           ---------------
                                                                                                           $    11,271,356
                                                                                                           ---------------
                                                                                                           ---------------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                  $     1,353,970
  Income taxes payable                                                                            11,758
  Current maturities of notes payable                                                             12,485
  Current maturities of leases payable                                                           807,946
                                                                                         ---------------
          Total current liabilities                                                                        $     2,186,159

NOTES PAYABLE, less current maturities                                                                           2,952,803

LEASES PAYABLE, less current maturities                                                                            930,652

SHAREHOLDERS' EQUITY:
  Common stock; no par value,
    20,000,000 shares authorized, 3,211,033 shares
    issued and outstanding                                                                     5,971,764
  Additional paid-in capital                                                                     937,662
  Accumulated deficit                                                                         (1,707,684)
                                                                                         ---------------
          Total shareholders' equity                                                                             5,201,742
                                                                                                           ---------------
                                                                                                           $    11,271,356
                                                                                                           ---------------
                                                                                                           ---------------

See accompanying independent auditors' report and notes to financial statements.

                           CREATIVE HOST SERVICES, INC.

                        STATEMENTS OF INCOME AND OPERATIONS

                                                                        Year ended                       Year ended
                                                                     December 31, 1997                December 31, 1998
                                                                     -----------------                ----------------
REVENUES:

  Concessions                                                        $      9,035,807                  $    13,986,016
  Food preparation center sales                                               659,008                          676,800
  Franchise royalties                                                         107,714                           57,534
                                                                     ----------------                  ---------------
          Total revenues                                                    9,802,529                       14,720,350

COST OF GOODS SOLD                                                          3,126,711                        4,446,203
                                                                     ----------------                  ---------------

GROSS PROFIT                                                                6,675,818                       10,274,147
                                                                     ----------------                  ---------------

OPERATING COSTS AND EXPENSES:
  Payroll and other employee benefits                                       3,524,001                        5,054,800
  Occupancy                                                                 1,790,306                        2,811,508
  General, administrative and selling expenses                              1,124,556                        1,826,168
                                                                     ----------------                  ---------------
          Total operating costs and expenses                                6,438,863                        9,692,476
                                                                     ----------------                  ---------------

INCOME FROM OPERATIONS                                                        236,955                          581,671
                                                                     ----------------                  ---------------

INTEREST EXPENSE                                                             (205,965)                         (84,839)
OTHER INCOME                                                                    6,641                                -
                                                                     ----------------                  ---------------
                                                                             (199,324)                         (84,839)
                                                                     ----------------                  ---------------

INCOME BEFORE INCOME TAXES                                                     37,631                          496,832

PROVISION FOR INCOME TAXES, all current                                             -                           16,300
                                                                     ----------------                  ---------------

NET INCOME                                                           $         37,631                  $       480,532
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK                         $        (41,869)                 $       480,532
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------

NET (LOSS) INCOME PER SHARE BASIC AND DILUTED                        $           (.02)                 $          0.15
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                                     2,004,596                        3,114,477
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------
  Diluted                                                                                                    3,135,166
                                                                                                       ---------------
                                                                                                       ---------------

See accompanying independent auditors' report and notes to financial statements.

                         CREATIVE HOST SERVICES, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                 8% convertible                          Total
                                             Common stock       Additional      preferred stock                      shareholders'
                                        --------------------     paid-in    ------------------------    Accumulated      equity
                                         Shares      Amount      capital      Shares       Amount         deficit      (deficit)
                                         ------      ------     ----------    ------       ------         -------      ---------
Balance at January 1, 1997              1,200,000  $  621,875   $  857,537                             $ (2,146,347)  $  (666,935)

Net income for the year
  ended December 31, 1997                                                                                    37,631        37,631

Dividends payable to
  preferred shareholders                                                                                    (79,500)      (79,500)

Net proceeds from issuance of
  8% redeemable convertible
  preferred stock                                                             800,000     2,030,762                     2,030,762

Redemption of preferred stock                                                (800,000)   (2,030,762)                   (2,030,762)

Net proceeds from issuance of
  common stock and effect of
  redemption of 9% preferred
  stock and conversion of 8%
  convertible preferred stock           1,901,033   5,198,639                                                           5,198,639
                                        ---------  ----------   ----------  --------- -------------    ------------   -----------

Balance at December 31, 1997            3,101,033   5,820,514      857,537          -             -      (2,188,216)    4,489,835

Net income for the year
  ended December 31, 1998                                                                                   480,532       480,532

Common stock issued as partial
  consideration for rights to food
  concessions at Denver Airport           100,000     137,500                                                             137,500

Common stock issued for
  settlement of dispute                    10,000      13,750                                                              13,750

Issuance of warrants in connection
  with financing                                                    80,125                                                 80,125
                                        ---------  ----------   ----------  --------- -------------    ------------   -----------
                                        3,211,033  $5,971,764   $  937,662          - $           -    $ (1,707,684)  $ 5,201,742
                                        ---------  ----------   ----------  --------- -------------    ------------   -----------
                                        ---------  ----------   ----------  --------- -------------    ------------   -----------

See accompanying independent auditors' report and notes to financial statements.

                         CREATIVE HOST SERVICES, INC.

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             Year ended                    Year ended
                                                                          December 31, 1997             December 31, 1998
                                                                          -----------------             -----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                              $       37,631                 $      480,532
                                                                          --------------                 --------------

 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                              291,723                        617,129
      Provision for doubtful accounts                                              6,000                              -

 CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                        (60,136)                       (67,179)
      Inventory                                                                 (113,117)                      (112,018)
      Prepaid expenses and other current assets                                  (11,247)                       (42,376)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                                      622,352                         73,916
      Deferred income                                                            (17,500)                             -
      Income taxes payable                                                             -                         11,758
                                                                          --------------                 --------------

          Total adjustments                                                      718,075                        481,230
                                                                          --------------                 --------------

          Net cash provided by operating activities                              755,706                        961,762
                                                                          --------------                 --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Property and equipment                                                      (3,343,709)                    (5,053,508)
  Deposits and other assets                                                       57,642                        (67,851)
  Loan costs                                                                           -                       (391,029)
  Other assets                                                                         -                         (5,008)
                                                                          --------------                 --------------
          Net cash used for investing activities                              (3,286,067)                    (5,517,396)
                                                                          --------------                 --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Net proceeds from leases payable                                                90,687                        999,021
  Proceeds from notes payable                                                     27,133                      2,932,847
  Issuance of capital stock                                                    5,198,639                        151,250
  Proceeds from redemption of preferred stock                                   (724,933)                        80,125
  Repayment of notes payable                                                    (417,004)                      (172,566)
  Repayment of leases payable                                                   (319,436)                      (404,529)
  Cash dividends on preferred stock                                             (216,496)                             -
                                                                          --------------                 --------------

          Net cash provided by financing activities                            3,638,590                      3,586,148
                                                                          --------------                 --------------

NET INCREASE (DECREASE) IN CASH                                                1,108,229                       (969,486)
CASH, beginning of year                                                            1,000                      1,109,229
                                                                          --------------                 --------------

CASH, end of year                                                         $    1,109,229                 $      139,743
                                                                          --------------                 --------------
                                                                          --------------                 --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                           $      247,922                 $      218,588
                                                                          --------------                 --------------
                                                                          --------------                 --------------
  Income taxes paid                                                       $            -                 $        4,542
                                                                          --------------                 --------------
                                                                          --------------                 --------------

See accompanying independent auditors' report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        ORGANIZATION AND BASIS OF PRESENTATION:

            Creative Host Services, Inc. (formerly known as St. Clair Development Corporation) was formed in 1986 to acquire the operating assets of Creative Croissants, Inc., which consisted of a food preparation center in San Diego and two French-style cafes featuring hot meal croissants, muffins, pastas and salads. The cafes were acquired in May 1987 and the food preparation center was acquired in April 1988 in transactions accounted for using the purchase method of accounting. In 1989, the Company commenced franchising operations, licensing its trademarks to third parties, who agreed to purchase baked goods from the Company's food preparation center under franchise arrangements with the Company, and earned an initial franchise fee, a royalty based upon sales, and in some cases advertising and marketing fees as a percentage of gross sales. In 1995, the Company began operating company owned food and beverage concessions at airports and commenced certain in flight catering sales. The Company also sells baked goods from its food preparation center, directly to restaurants, hospitals and other institutional clients in the San Diego area. The accompanying financial statements include the operations of Company-owned concessions (mainly at various airports across the United States), revenues earned from franchisees, and operations from its wholesale food preparation activities.

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

See accompanying independent auditors' report.

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1998


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        PROPERTY AND EQUIPMENT:

            Property and equipment are recorded at cost, including interest on funds to finance the construction of concession locations. Such interest amounted to approximately $144,000 during 1998 (none in 1997). For financial statement purposes, depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows:

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

        DEBT WITH STOCK PURCHASE WARRANTS:

            The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities and the balance of the proceeds is accounted for as additional paid in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the interest method. In the event of settlement of such debt in advance of the maturity date, an expense is recognized based upon the difference between the then carrying amount (i.e., face amount less unamortized discount) and amount of payment.

        DEBT ISSUE COSTS:

            Legal and accounting fees and other expenses associated with the issuance of the 12% convertible notes payable (Note 5) are being amortized using the straight-line method over the term of the notes.

        INCOME TAXES:

            Deferred income taxes arise from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

See accompanying independent auditors' report.

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1998


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        EARNINGS PER SHARE:

            Earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period, adjusted to reflect an approximate 1.7 to 1 stock split in 1996. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                                                                                  Per share
                                                                               Income            Shares            Amount
                                                                           ------------         ----------      ----------
                    Net income applicable to common
                      stockholders - basic earnings per share              $    463,152          3,114,477      $     .015
                                                                                                                -----------
                                                                                                                -----------

                    Effect of dilutive securities

                    Warrants                                                          -             20,689
                                                                           ------------       ------------
                    Income available to common
                      stockholders - diluted earnings per share            $    463,152          3,135,166      $    0.15
                                                                           ------------       ------------      -----------
                                                                           ------------       ------------      -----------

            In February 1997, the Company sold 800,000 units of 8% preferred shares and common stock purchase warrants in a private placement. In August 1997, the Company sold 1,150,000 shares of common stock from an initial public offering, raising net proceeds of approximately $5,200,000. 246,461 shares of preferred stock were redeemed and the remaining 553,539 shares were converted into 553,539 shares of common stock.

        CASH EQUIVALENTS:

            For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

        CONCENTRATION OF CREDIT RISK:

            The Company sells its bakery products to food distributors, retailers, franchisees and various airlines throughout the United States primarily through its own concession operations and does not require collateral. Over 90% of the Company's sales are on a cash basis. One location accounts for more than 10% of the Company's revenues. Allowances have been provided for uncollectible amounts, which have historically been within management's expectations.

See accompanying independent auditors' report.

                         CREATIVE HOST SERVICES, INC.

                         YEAR ENDED DECEMBER 31, 1998


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        NEW ACCOUNTING PRONOUNCEMENTS:

            The Company has adopted Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and 131 "Disclosures About Segments of an Enterprise and Related Information". Adoption of these pronouncements did not materially affect the financial statements.

(2)     PROPERTY AND EQUIPMENT:

        A summary at December 31, 1998 is as follows:

               Food and beverage concession equipment                                     $     10,381,889
               Food preparation equipment                                                          352,932
               Leasehold improvements                                                              133,198
               Office equipment                                                                     35,180
                                                                                          ----------------

                                                                                                10,903,199
               Less accumulated depreciation and amortization                                    1,320,511
                                                                                          ----------------
                                                                                          $      9,582,688
                                                                                          ----------------
                                                                                          ----------------

            Depreciation and amortization expense totaled $617,129 and $291,723 for the years ended December 31, 1998 and 1997, respectively.


(3)     INTANGIBLE ASSETS:

        A summary at December 31, 1998 is as follows:

               Loan fees                                                                  $        391,029
               Marketing rights                                                                     77,174
               Franchise costs                                                                      90,304
                                                                                          ----------------

                                                                                                   558,507
               Less accumulated amortization                                                       226,629
                                                                                          ----------------
                                                                                          $        331,878
                                                                                          ----------------
                                                                                          ----------------

(4)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

            Purchases from one supplier amounted to approximately $2,049,000 for the year ended December 31, 1998. Approximately $164,000 of the accounts payable was due to this supplier at December 31, 1998.

See accompanying independent auditors' report.

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1998

(5)     NOTES PAYABLE:

        A summary is as follows:

               Note payable, at an effective interest rate of 13.3%, due in monthly installments of $30,000 through January 2001. Principal and interest of $43,041 due thereafter through December 2010, secured by assets of the Company and shares owned by the
                 president and major stockholder of the Company                           $      2,932,847
               Note payable to landlord of former franchisee, interest
                 at the greater of 10% or bank prime rate plus 1%,
                 due in monthly installments of $1,264 through 2001                                 32,441
                                                                                          ----------------

                                                                                                 2,965,288
               Less current maturities                                                              12,485
                                                                                          ----------------
                                                                                          $      2,952,803
                                                                                          ----------------
                                                                                          ----------------

        The following is a summary of the principal amounts payable over the next five years and thereafter:

               1999                                                                       $         12,485
               2000                                                                                 13,792
               2001                                                                                171,561
               2002                                                                                186,372
               2003                                                                                210,009
               Thereafter                                                                        2,371,069
                                                                                          ----------------

                                                                                          $      2,965,288
                                                                                          ----------------
                                                                                          ----------------

            In December 1998, the Company conducted a private placement offering. The Company sold 3,000 units. Each unit consisted of a $1,000 note payable with interest of 12% per annum and 80 common stock purchase warrants. Each warrant entitles the holder to buy one share of common stock at an exercise prince of $1.48. The warrants expire on December 31, 2003. Interest is payable monthly commencing January 1999 until January 2001, at which time principal and interest of $43,041 are due monthly until December 2010. The notes are collateralized by substantially all assets of the Company and shares owned by the president and major stockholder of the Company. Commencing March 1999, each note may be converted, at the option of the holder, to shares of the Company's common stock at the price per share of $2.625 of the outstanding balance of principal and interest due. The fair value of the notes and the carrying amount and fair value of the associated warrants were determined. The value of the warrants amount to $24,240 and is included in paid-in capital. Net proceeds raised from the notes in the amount of approximately $2,600,000 were used to pay for certain improvements to concessions operated by the Company.

See accompanying independent auditors' report.

                           CREATIVE HOST SERVICES, INC.

                           YEAR ENDED DECEMBER 31, 1998


(5)     NOTES PAYABLE, CONTINUED:

        Interest paid for all corporate borrowings (including leases) totaled approximately $220,000 and $206,000 for 1998 and 1997, respectively. Interest costs of $144,669 incurred in 1998 were capitalized in connection with concession improvements. Additional interest costs of $19,822 were incurred during 1998 relating to the discount on notes issued during the year.

(6)     LEASES PAYABLE:

        A summary is as follows:

        Equipment leases payable, finance company, approximate average interest at 17.5%, due in monthly installments through the
          year 2001, secured by food and beverage concession equipment                    $      1,738,598

        Less current maturities                                                                    807,946
                                                                                          ----------------
                                                                                          $        903,652
                                                                                          ----------------
                                                                                          ----------------

        The following is a summary of the principal amounts payable over the next four years:

               1999                                                                       $        807,946
               2000                                                                                475,522
               2001                                                                                291,341
               2002                                                                                163,789
                                                                                          ----------------
                                                                                          $      1,738,598
                                                                                          ----------------
                                                                                          ----------------

(7)     INCOME TAXES:

        For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $1,477,000, which expire through 2011 and are available to offset future income tax liabilities. Due to the completion of an initial public offering, there are significant limitations on the Company's ability to utilize this operating loss carryforward.

        Net operating losses of approximately $496,000 were utilized during 1998 in determining the Company's provision for income taxes.

        Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1998 are as follows:

               Net operating loss carryforwards                                           $        590,800
               Valuation allowance                                                                (590,800)
                                                                                          ----------------

                         Net deferred taxes                                               $              -
                                                                                          ----------------
                                                                                          ----------------

See accompanying independent auditors' report.

                                   CREATIVE HOST SERVICES, INC.

                                   YEAR ENDED DECEMBER 31, 1998


(8)     COMMITMENTS AND CONTINGENCIES:

        The Company leases its office facility, food preparation center and concession locations under various lease agreements expiring through 2006. Rental expense under operating leases totaled $2,269,023 and $1,501,057 for 1998 and 1997, respectively. As of December 31, 1998, future minimum rental payments required under operating leases, exclusive of additional rental payments based on concession sales and numbers of enplanements, are as follows:

               Year ending December 31,
                   1999                                                                   $      2,059,972
                   2000                                                                          2,025,472
                   2001                                                                          2,025,472
                   2002                                                                          1,980,967
                   2003                                                                          1,966,132
                   Thereafter                                                                    5,901,775
                                                                                          ----------------

                                                                                          $     15,959,790
                                                                                          ----------------
                                                                                          ----------------

        In connection with its franchising operations, the Company has guaranteed the lease obligations of two franchisees. Based upon historical operations of the franchisees and the remaining terms of the lease guarantees, management does not believe that any lease assumptions will result therefrom.

        In connection with the concessionaire agreements with various airport authorities, the Company has obtained surety bond coverage for the guarantee of lease payments in the event of non-performance under the agreements, in the aggregate amount of approximately $425,000. The insurer may seek indemnification from the Company for any amounts paid under these bonds.

        The Company leases an automobile for one of its employees under an operating lease agreement which expires March 2001. At December 31, 1998, minimum lease payments under the operating lease is as follows:

               Year ending December 31,
                   1999                                                                   $          2,633
                   2000                                                                              2,633
                   2001                                                                                658
                                                                                          ----------------

                                                                                          $          5,924
                                                                                          ----------------
                                                                                          ----------------

See accompanying independent auditors' report.

                            CREATIVE HOST SERVICES, INC.

                            YEAR ENDED DECEMBER 31, 1998


(9)     COMMON STOCK:

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

        In November 1998, the Company issued 100,000 common shares under the provisions of a purchase agreement for the purchase of a franchise operations in an airport.

        In November 1998, the Company issued 10,000 common shares as a settlement of a dispute.

(10)    STOCK OPTIONS:

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

        The number and weighted average exercise prices of options both granted during 1996 and were granted under the 1997 plan, for the years ended December 31, 1997 and 1998 are as follows:

                                                                         1997                               1998
                                                             -------------------------------    ---------------------------
                                                                                  Average                           Average
                                                                                 Exercise                          Exercise
                                                              Number               Price           Number            Price
                                                              --------           ----------       --------        -----------
        Outstanding at beginning of the year                    35,000            $  1.00          161,500        $     4.05
        Outstanding at end of the year                         161,500               4.05          171,500              3.94
        Exercisable at end of the year                         119,000               3.89                -                 -
        Granted during the year                                161,500               4.05           10,000              2.13
        Exercised during the year                               35,000               1.00                -                 -

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

See accompanying independent auditors' report.

                        CREATIVE HOST SERVICES, INC.

                        YEAR ENDED DECEMBER 31, 1998

(11)    WARRANTS:

        At December 31, 1998, the Company had warrants outstanding that allow the holders to purchase up to 1,228,093 shares of common stock at exercise prices ranging from $1.48 to $4.50. The warrants may be exercised any time prior to December 31, 2003.

        The number and weighted average exercise prices of the warrants for the years ended December 31, 1997 and 1998 are as follows:

                                                                         1997                               1998
                                                             -------------------------------    ---------------------------
                                                                                  Average                          Average
                                                                                 Exercise                         Exercise
                                                              Number               Price            Number          Price
                                                              -------             ---------       ----------    -----------
        Outstanding at beginning of the year                   462,500            $  4.50            462,500    $    4.50
        Outstanding at end of the year                         462,500               4.50          1,228,093         3.62
        Exercisable at end of the year                         462,500               4.50            988,093         2.92
        Granted during the year                                      -                  -            765,593         1.54
        Exercised during the year                                    -                  -                  -            -


See accompanying independent auditors' report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                       PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

    NAME                      AGE       POSITION
    ----                      ---       ---------
Sayed Ali                     50        Chairman of the Board of Directors,
                                        President and  Chief Financial Officer
Booker T. Graves(1)           59        Director
John P. Donohue, Jr.(1)(2)    67        Director
Paul A. Karas(2)              45        Director

-----------
(1) Member of Compensation Committee
(2) Member of Audit Committee

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

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition, each outside director is entitled to receive options as approved by the Board of Directors under the Company's 1997 Stock Option Plan. No new options were issued to outside directors during Fiscal 1998. During Fiscal 1997, each outside director was issued an aggregate of 15,000 options, of which 10,000 are now vested and the balance of 5,000 will vest in January 2000, provided the director remains a director of the Company.

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

     The following table and notes set forth the annual cash compensation paid to Sayed Ali, Chairman of the Board and President of the Company. No other person's compensation exceeded $100,000 per annum during the Company's fiscal year ended December 31, 1998.

                              SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                              ------------------------------------    -----------------------------------------
                                                                                 AWARDS                PAYOUTS
                                                                      ----------------------------     --------
                                                                                       SECURITIES
                                                          OTHER       RESTRICTED       UNDERLYING                       ALL OTHER
                                                         ANNUAL          STOCK          OPTIONS/         LTIP            COMPEN-
 NAME/TITLE                    SALARY       BONUS         COMP.         AWARDS            SARS          PAYOUTS          SATION
 YEAR                            $            $             $              $              #(1)             $                $
----------------               --------     ---------     ---------    ----------    --------------     --------       -----------
 Sayed Ali
      President
           1998                 108,000           --            --             --                --           --                --
           1997                  96,000           --            --             --            75,000           --                --
           1996                  71,000           --            --             --                --           --                --

-----------
(1)  Consists of options granted under the Company's 1997 Stock Option Plan.

     The following table sets forth the options granted to Mr. Ali during the Company's fiscal year ended December 31, 1998.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                             --------------------------------------------------------------------
                                                 PERCENT OF                                           POTENTIAL REALIZABLE
                                                   TOTAL                                                 VALUE AT ASSUMED
                               NUMBER OF         OPTIONS/SARS                                        ANNUAL RATES OF STOCK
                               SECURITIES         GRANTED TO         EXERCISE OR                       PRICE APPRECIATION FOR
                               UNDERLYING        EMPLOYEES IN           BASE                                OPTION TERM
                              OPTIONS/SARS          FISCAL              PRICE         EXPIRATION    -----------------------------
          NAME                GRANTED (#)           YEAR(%)            ($/SH)           DATE            5% ($)          10% ($)
---------------------        -------------      ---------------      -----------     ------------   --------------    -----------
 Sayed Ali                              --               --                --            --                   --              --


     The following table summarizes the number and value of all unexercised options granted to and held by Mr. Ali at the end of 1998. No options were exercised by Mr. Ali during 1998.

                            FISCAL YEAR-END OPTION VALUES

                          Number of Securities          Value of Unexercised
                         Underlying Unexercised         In-the-Money Options
                         Option at FY-End (#)             at FY-End ($)(1)
                     ------------------------------   ----------------------------
     Name            Exercisable      Unexercisable    Exercisable   Unexercisable
-----------------    ------------     -------------    ------------  -------------
 Sayed Ali               30,000            45,000            0             0

------------
(1) Based on the closing bid price for the Company's Common Stock at the close of market on December 31, 1998 as reported by NASDAQ

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 25, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and
directors of the Company as a group.   Except as otherwise listed below, the
address of each person is c/o Creative Host Services, Inc. 6335 Ferris Square, Suites G-H, San Diego, California 92126.

 Name and Address of Owner                        Shares Beneficially Owned(1)
--------------------------------------          --------------------------------
                                                    Number         Percent(2)
                                                ---------------   --------------
 Sayed Ali                                           985,000(3)           29.6%

 David H. Sugerman                                   155,000               4.7%
 17408 Superior Avenue
 Northridge, CA 91325

 Booker T. Graves                                     11,025(4)               *

 John P. Donahue, Jr.                                 10,000(4)               *

 Paul A. Karas                                        10,000(4)               *

 Tasneem Vakharia                                     35,000(5)            1.0%

 All officers and directors as a group             1,051,025(6)           31.6%
   (5 persons)

--------------------
  *  Less than one percent.
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 1999, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table having sole voting and investment power with respect to all shares of Common Stock beneficially owned.
(2) Does not include 1,228,093 shares of Common Stock issuable upon exercise of outstanding warrants or 1,142,857 shares of Common Stock issuable upon conversion of long term debt.
(3) Includes 50,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 25,000 shares issuable upon exercise of invested options which vest in January 2000.
(4) Includes 10,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 5,000 shares issuable upon exercise of invested options which vest in January 2000.
(5) Consists solely of shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan.
(6) Includes 115,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 40,000 shares issuable upon exercise of unvested stock options which vest over the one year period subsequent to January 15, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

 Exhibit No.                        Description                       Page No.
------------                        -----------                       --------
   3.1        Amended and Restated Articles of Incorporation*
   3.2        Bylaws*
   4.1        Specimen Certificate for Common Stock*
   4.3        Warrant Agreement (including form of Warrant
              Certificate)*
   10.1       1997 Stock Option Plan*
   10.2       Employment Agreement between the Company and Sayed
              Ali*
   10.3       Lease Space In The Cedar Rapids Municipal Airport
              Terminal For The Purpose of Operating Food/Beverage,
              News/Gift, And Airline Catering Concessions dated as
              of September 16, 1996 between the Company and Cedar
              Rapids Airport Commission.*
   10.4       Food And Beverage Concession Agreement And Lease dated
              as of October 4, 1996 between the Company and Richland
              -Lexington Airport District.*
   10.5       Agreement between the Company and Delta Airlines.*
   10.6       Concession And Lease Agreement dated as of May 24,
              1996 between the Company and Lehigh-Northhampton
              Airport Authority.*
   10.7       Food And Beverage Concession Agreement And Lease
              Bluegrass Airport between the Company and Lexington-
              Fayette Urban County Airport Board.*
   10.8       Food And Beverage Concession Agreement dated as of
              July 26, 1995 between the Company and Outagamie
              County.*
   10.9       Food And Beverage Lease And Concession Agreement dated
              as of May 17, 1996 between the Company and Roanoke
              Regional Airport Commission.*
   10.10      Food And Beverage Concession Agreement dated as of
              October 24, 1995 between the Company and the County of
              Dane.*
   10.11      Food And Beverage Concession Lease Agreement dated as
              of June 10, 1994 between the Company and the Port of
              Portland.*
   10.12      Concession Agreement dated as of March 25, 1995
              between the Company and City of Los Angeles.*
   10.13      License And Use Agreement Food/Beverage Service
              Aspen/Pitkin County Airport 1994 Through 1999 dated as
              of April 1994 between the Company and Board of County
              Commissions of Pitkin County Colorado.*
   10.14      Food Court Agreement dated as of November 14, 1996
              between the Company and City and County of Denver.*
   10.15      Agreement between the Company and the City and County
              of Denver as of November 19, 1996.*
   10.16      Agreement dated as of February 8, 1996 between the
              Company and the County of Orange.*
   10.17      Concession Agreement for Food and Beverage Operations
              at the Des Moines International Airport between the
              Company and the City of Des Moines, Iowa dated as of
              June 2, 1997.**
   10.18      Concession Agreement between the City of Los Angles
              Department of Airports and the Companing Covering the
              Operation and Management of the Food and Beverage
              Package #3 Concession at Ontario International
              Airport.**
   10.19      Concession Agreement and Lease between the Piedmont
              Triad Airport Authority and the Company.**
   10.20      Form of Franchise Agreement.*
   10.21      TCBY Franchise Agreement dated October 29, 1996
              between TCBY Systems, Inc., and St. Clair Development
              Corporation.*
   10.22      Industrial Real Estate Lease between the Company and
              WHPX-S Real Estate Limited Partnership.*
   23.2       Consent of Stonefield Josephson, independent
              accountants

---------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-6722) on Form SB-2 filed with the SEC on April 3, 1997.

**Incorporated by reference from the exhibits included with the Company's Annual
  Report (No. 000-22845) on Form 10-KSB filed with the SEC on March 31, 1998.

     (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended December 31, 1998.

          None.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999            CREATIVE HOST SERVICES, INC.

                                  By:   /s/ Sayed Ali
                                        ------------------------
                                        Sayed Ali, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/ Sayed Ali               Chairman of the Board and       March 31, 1999
----------------------        President
 Sayed Ali

  /s/ Booker T. Graves        Director                        March 31, 1999
----------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.    Director                        March 31, 1999
----------------------
 John P. Donohue, Jr.

  /s/ Paul A. Karas           Director                        March 31, 1999
----------------------
 Paul A. Karas

                             CREATIVE HOST SERVICES, INC.

                                  INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT NO.                   EXHIBIT                             NUMBERED PAGE
-----------                   --------                            -------------


