Form 10KSB/A
period 1998-12-31
CREATIVE HOST SERVICES INC
filed 1999-04-02
CIK 933098

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20559

                                     FORM 10-KSB/A

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

     There were 3,211,033 shares outstanding of the registrant's Common Stock as of March 25, 1999.

 Exhibit No.                        Description                       Page No.
------------                        -----------                       --------
   3.1        Amended and Restated Articles of Incorporation*
   3.2        Bylaws*
   4.1        Specimen Certificate for Common Stock*
   4.3        Warrant Agreement (including form of Warrant
              Certificate)*
   10.1       1997 Stock Option Plan*
   10.2       Employment Agreement between the Company and Sayed
              Ali*
   10.3       Lease Space In The Cedar Rapids Municipal Airport
              Terminal For The Purpose of Operating Food/Beverage,
              News/Gift, And Airline Catering Concessions dated as
              of September 16, 1996 between the Company and Cedar
              Rapids Airport Commission.*
   10.4       Food And Beverage Concession Agreement And Lease dated
              as of October 4, 1996 between the Company and Richland
              -Lexington Airport District.*
   10.5       Agreement between the Company and Delta Airlines.*
   10.6       Concession And Lease Agreement dated as of May 24,
              1996 between the Company and Lehigh-Northhampton
              Airport Authority.*
   10.7       Food And Beverage Concession Agreement And Lease
              Bluegrass Airport between the Company and Lexington-
              Fayette Urban County Airport Board.*
   10.8       Food And Beverage Concession Agreement dated as of
              July 26, 1995 between the Company and Outagamie
              County.*
   10.9       Food And Beverage Lease And Concession Agreement dated
              as of May 17, 1996 between the Company and Roanoke
              Regional Airport Commission.*
   10.10      Food And Beverage Concession Agreement dated as of
              October 24, 1995 between the Company and the County of
              Dane.*
   10.11      Food And Beverage Concession Lease Agreement dated as
              of June 10, 1994 between the Company and the Port of
              Portland.*
   10.12      Concession Agreement dated as of March 25, 1995
              between the Company and City of Los Angeles.*
   10.13      License And Use Agreement Food/Beverage Service
              Aspen/Pitkin County Airport 1994 Through 1999 dated as
              of April 1994 between the Company and Board of County
              Commissions of Pitkin County Colorado.*
   10.14      Food Court Agreement dated as of November 14, 1996
              between the Company and City and County of Denver.*
   10.15      Agreement between the Company and the City and County
              of Denver as of November 19, 1996.*
   10.16      Agreement dated as of February 8, 1996 between the
              Company and the County of Orange.*
   10.17      Concession Agreement for Food and Beverage Operations
              at the Des Moines International Airport between the
              Company and the City of Des Moines, Iowa dated as of
              June 2, 1997.**
   10.18      Concession Agreement between the City of Los Angles
              Department of Airports and the Companing Covering the
              Operation and Management of the Food and Beverage
              Package #3 Concession at Ontario International
              Airport.**
   10.19      Concession Agreement and Lease between the Piedmont
              Triad Airport Authority and the Company.**
   10.20      Form of Franchise Agreement.*
   10.21      TCBY Franchise Agreement dated October 29, 1996
              between TCBY Systems, Inc., and St. Clair Development
              Corporation.*
   10.22      Industrial Real Estate Lease between the Company and
              WHPX-S Real Estate Limited Partnership.*
   27         Financial Data Schedule.

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

Dated:  April 1, 1999             CREATIVE HOST SERVICES, INC.

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



  /s/ Sayed Ali               Chairman of the Board and       April 1, 1999
----------------------        President
 Sayed Ali

  /s/ Booker T. Graves        Director                        April 1, 1999
----------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.    Director                        April 1, 1999
----------------------
 John P. Donohue, Jr.

  /s/ Paul A. Karas           Director                        April 1, 1999
----------------------
 Paul A. Karas