Form 10KSB/A
period 1998-12-31
CREATIVE HOST SERVICES INC
filed 1999-05-05
CIK 933098

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

     Pursuant to a Private Placement Memorandum dated December 21, 1998, the Company sold 12% Secured Convertible Promissory Notes, together with Warrants to purchase 240,000 shares of Common Stock, for an aggregate amount of $3,000,000 in cash. The principal underwriter in this offering was EBI Securities Corporation. The Notes and Warrants sold in this offering were offered only to "accredited investors" as defined in the Securities Act of 1933, as amended.
The underwriter received (i) 3% of the proceeds of sales of the securities to non-institutional investors purchasing less than $1,500,000 of Notes, (ii) 2% of the proceeds of sales of securities to institutional investors purchasing $1,500,000 or more of the securities, and (iii) 40,000 warrants to purchase Common Stock on the same terms as the warrants sold in this offering. These securities were sold pursuant to Rule 506 of Regulation D under the Securites Act of 1933, as amended. The Notes are convertible at the option of the holder thereof, in whole or in part, at any time on or after March 21, 1999, at $2.625 per share of Common Stock. The Warrants are exercisable until December 21, 2003 at an exercise price of $1.48.

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

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1998

(5)     NOTES PAYABLE:

        A summary is as follows:

               Note payable, at an effective interest rate of 13.3%, due in monthly installments of $30,000 through January 2001. Principal and interest of $43,041 due thereafter through December 2010, secured by assets of the Company and shares owned by the
                 president and major stockholder of the Company                           $      2,932,847
               Note payable to landlord of former franchisee, interest
                 at the greater of 10% or bank prime rate plus 1%,
                 due in monthly installments of $1,264 through 2001                                 32,441
                                                                                          ----------------

                                                                                                 2,965,288
               Less current maturities                                                              12,485
                                                                                          ----------------
                                                                                          $      2,952,803
                                                                                          ----------------
                                                                                          ----------------

        The following is a summary of the principal amounts payable over the next five years and thereafter:

               1999                                                                       $         12,485
               2000                                                                                 13,792
               2001                                                                                171,561
               2002                                                                                186,372
               2003                                                                              2,581,078
                                                                                          ----------------

                                                                                          $      2,965,288
                                                                                          ----------------
                                                                                          ----------------

            In December 1998, the Company conducted a private placement offering. The Company sold 3,000 units. Each unit consisted of a $1,000 note payable with interest of 12% per annum and 80 common stock purchase warrants. Each warrant entitles the holder to buy one share of common stock at an exercise price of $1.48. The warrants expire on December 31, 2003. A payment of interest only is payable monthly from January 1999 until January 2001. Comencing January 2001, a payment of both principal and interest of $43,041 is payable monthly until December 2003, at which time all unpaid principal and intrest is due. The notes are collateralized by substantially all assets of the Company and shares owned by the president and major stockholder of the Company. Commencing March 1999, each note may be converted, at the option of the holder, to shares of the Company's common stock at the price per share of $2.625 of the outstanding balance of principal and interest due. The fair value of the notes and the carrying amount and fair value of the associated warrants were determined. The value of the warrants amount to $24,240 and is included in paid-in capital. Net proceeds raised from the notes in the amount of approximately $2,600,000 were used to pay for certain improvements to concessions operated by the Company.

See accompanying independent auditors' report.

 Exhibit No.                        Description                       Page No.
------------                        -----------                       --------
   3.1        Amended and Restated Articles of Incorporation*
   3.2        Bylaws*
   4.1        Specimen Certificate for Common Stock*
   4.3        Warrant Agreement (including form of Warrant
              Certificate)*
   4.4        12% Secured Convertible Note dated December 21,
              1998 in favor of Fiserv Correspondent Service.
   4.5        Indenture dated December 21, 1998 between the Company and U.S.
              Bank National Association.
   10.1       1997 Stock Option Plan*
   10.2       Employment Agreement between the Company and Sayed
              Ali*
   10.3       Lease Space In The Cedar Rapids Municipal Airport
              Terminal For The Purpose of Operating Food/Beverage,
              News/Gift, And Airline Catering Concessions dated as
              of September 16, 1996 between the Company and Cedar
              Rapids Airport Commission.*
   10.4       Food And Beverage Concession Agreement And Lease dated
              as of October 4, 1996 between the Company and Richland
              -Lexington Airport District.*
   10.5       Agreement between the Company and Delta Airlines.*
   10.6       Concession And Lease Agreement dated as of May 24,
              1996 between the Company and Lehigh-Northhampton
              Airport Authority.*
   10.7       Food And Beverage Concession Agreement And Lease
              Bluegrass Airport between the Company and Lexington-
              Fayette Urban County Airport Board.*
   10.8       Food And Beverage Concession Agreement dated as of
              July 26, 1995 between the Company and Outagamie
              County.*
   10.9       Food And Beverage Lease And Concession Agreement dated
              as of May 17, 1996 between the Company and Roanoke
              Regional Airport Commission.*
   10.10      Food And Beverage Concession Agreement dated as of
              October 24, 1995 between the Company and the County of
              Dane.*
   10.11      Food And Beverage Concession Lease Agreement dated as
              of June 10, 1994 between the Company and the Port of
              Portland.*
   10.12      Concession Agreement dated as of March 25, 1995
              between the Company and City of Los Angeles.*
   10.13      License And Use Agreement Food/Beverage Service
              Aspen/Pitkin County Airport 1994 Through 1999 dated as
              of April 1994 between the Company and Board of County
              Commissions of Pitkin County Colorado.*
   10.14      Food Court Agreement dated as of November 14, 1996
              between the Company and City and County of Denver.*
   10.15      Agreement between the Company and the City and County
              of Denver as of November 19, 1996.*
   10.16      Agreement dated as of February 8, 1996 between the
              Company and the County of Orange.*
   10.17      Concession Agreement for Food and Beverage Operations
              at the Des Moines International Airport between the
              Company and the City of Des Moines, Iowa dated as of
              June 2, 1997.**
   10.18      Concession Agreement between the City of Los Angles
              Department of Airports and the Companing Covering the
              Operation and Management of the Food and Beverage
              Package #3 Concession at Ontario International
              Airport.**
   10.19      Concession Agreement and Lease between the Piedmont
              Triad Airport Authority and the Company.**
   10.20      Form of Franchise Agreement.*
   10.21      TCBY Franchise Agreement dated October 29, 1996
              between TCBY Systems, Inc., and St. Clair Development
              Corporation.*
   10.22      Industrial Real Estate Lease between the Company and
              WHPX-S Real Estate Limited Partnership.*
   10.23      Warrant to Purchase 270,000 shares of Common Stock in Favor of
              Fiserv Correspondent Services.
   23.2       Consent of Stonefield Josephson, independent
              accountants

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

Dated:  May 4, 1999               CREATIVE HOST SERVICES, INC.

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



  /s/ Sayed Ali               Chairman of the Board and       May 4, 1999
----------------------        President
 Sayed Ali

  /s/ Booker T. Graves        Director                        May 4, 1999
----------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.    Director                        May 4, 1999
----------------------
 John P. Donohue, Jr.

  /s/ Paul A. Karas           Director                        May 4, 1999
----------------------
 Paul A. Karas