Form 10QSB
period 1999-03-31
CREATIVE HOST SERVICES INC
filed 1999-05-17
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-22845

                                   -----------

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

                         YES [x]                          NO [ ]

         As of May 10, 1999, 3,211,033 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  (unaudited)

         The following financial statements are furnished:

         Balance sheet as of March 31, 1999

         Statement of Income and Operations for the three months ended March 31, 1999 and 1998

         Statement of Cash Flows for the three months ended March 31, 1999 and 1998

         Notes to Financial Statements

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                              AS OF MARCH 31, 1999

                                   ASSETS
Current assets:
         Cash                                                                    $  178,519
         Receivables                                                                657,852
         Inventory                                                                  456,652
         Prepaid & Other                                                            114,519
                                                                                -----------
                  Total current assets                                                               $ 1,407,542

Net Property Plant and Equipment                                                                      11,863,766
Deposits and other assets                                                                                213,959
Net Intangible Assets                                                                                    319,095
                                                                                                     -----------
Total Assets                                                                                         $13,804,362
                                                                                                     -----------
                                                                                                     -----------
                    LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
         Accounts payable and accrued                                            $1,390,497
         Income Taxes Payable                                                           408
         Current maturities of notes payable                                         12,485
         Current maturities of leases payable                                       927,946
                                                                                -----------
                  Total current liabilities                                                           $2,331,336

Notes payable, less current maturities                                                                 2,949,798
Leases payable, less current maturities                                                                3,444,572

Shareholder's equity:
         Common stock                                                            $5,971,764
         Additional paid-in capital                                                 937,662
         Deficiency                                                              (1,830,770)
                                                                                -----------
                  Total shareholder's equity                                                         $ 5,078,656
                                                                                                     -----------

Total Liabilities and Shareholder's Equity                                                           $13,804,362
                                                                                                     -----------
                                                                                                     -----------

               See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                       STATEMENTS OF INCOME AND OPERATIONS

                                                             Three Months Ended
                                                                  March 31
                                                      ---------------------------------
                                                          1998                  1999
                                                      -----------           -----------
REVENUES:
   Concessions                                        $ 3,276,590           $ 4,082,686
   Food Preparation Center Sales                          165,023                81,232
   Franchise Royalties                                     14,301                14,178
                                                      -----------           -----------
   Total revenues                                     $ 3,455,914           $ 4,178,096

   Cost of goods sold                                   1,054,327             1,242,389
                                                      -----------           -----------

   Gross profit                                       $ 2,401,587           $ 2,935,707

OPERATING COSTS AND EXPENSES:
   Payroll and other employee benefits                $ 1,219,123           $ 1,437,380
   Occupancy                                              529,955               676,779
   General, administrative and Selling Expenses           489,196               758,974
                                                      -----------           -----------
      Total operating costs and expenses              $ 2,238,274           $ 2,873,133

INCOME FROM OPERATIONS                                $   163,313           $    62,574

INTEREST EXPENSE - NET                                     37,734               185,660
OTHER INCOME                                                 (272)                    0
                                                      -----------           -----------
NET INCOME                                            $   125,307           $  (123,086)
                                                      -----------           -----------
                                                      -----------           -----------
NET INCOME (LOSS) PER SHARE BASIC AND DILUTED         $      0.04           $     (0.04)
                                                      -----------           -----------
                                                      -----------           -----------

                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                            Three Months Ended
                                                 March 31
                                   ----------------------------------
                                        1998                  1999
                                   -----------           ------------
OPERATING ACTIVITIES
   Net Income (Loss)               $   125,307           $  (123,086)
   Depreciation                        106,443               287,997
   Accounts Receivable                (114,756)             (166,495)
   Inventory                           (17,495)              (17,230)
   Prepaids                            (66,867)              (33,453)
   Income Taxes Payable                      -               (11,350)
   Accounts Payable                     24,094                36,527
                                   -----------           ------------
   Net Operating                   $    56,726           $   (27,090)

INVESTING ACTIVITIES
   Fixed Assets                       (443,098)           (2,569,075)
   Deposits                             29,910                (6,756)
   Intangibles                           5,058                12,782
                                   -----------           ------------
   Net Investing                   $  (408,130)          $(2,565,049)

FINANCING ACTIVITIES
   Notes Payable                       (32,410)          $    (3,005)
   Leases Payable                      (95,797)            2,633,920
                                   -----------           ------------
   Net Financing                   $  (128,207)          $ 2,630,915
                                   -----------           ------------
NET CASH FLOW                      $  (479,611)          $    38,776
                                   -----------           ------------
                                   -----------           ------------
Cash, beginning of period          $ 1,109,229           $   139,743
                                   -----------           ------------
                                   -----------           ------------
Cash, end of period                $   629,618           $   178,519
                                   -----------           ------------
                                   -----------           ------------

                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                          Notes to Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three-month period ended March 31, 1999 have been included.

         The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

         Net income per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents, for the three-month period ended March 31, 1999, because of their antidilutive effect.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND THE POTENTIAL INCREASE IN NET INCOME AND CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY TO OBTAIN THE SUBSTANTIAL ADDITIONAL CAPITAL NECESSARY TO COMPLETE CONSTRUCTION OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE NEED AND ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO MANAGE OPERATIONS, THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, THE TERM AND CONDITIONS OF ANY POTENTIAL MERGER OR ACQUISITION OF EXISTING AIRPORT CONCESSION OPERATIONS.

OVERVIEW

         The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 9 restaurant franchises which operate independently from its airport concession business. Since 1994, the Company has opened 34 concession locations at 16 airports, and has focused on expansion solely through an increase in airport concessions.

         As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past three years, revenues from concession operations have grown from 59% of total revenues in 1995 to 98% of total revenues in 1999.

         Since its inception, the Company's capital needs have primarily been met from the proceeds of (i) capital contributions of $1,300,000 made by Sayed Ali, the principal shareholder, Chairman and Chief Executive Officer of the Company, (ii) a Small Business Administration loan obtained by the Company in September 1992 in the original principal amount of $220,000, guaranteed by Mr. Ali and secured by certain of his personal assets and a key man life insurance policy, (iii) a private placement of 9% Convertible Redeemable Preferred Stock made by the Company in 1994 which raised gross proceeds of approximately $722,000, (iv) equipment lease financing on specific airport facilities which are guaranteed by Mr. Ali, (v) certain short term borrowings, (vi) a private placement of 8% Convertible Preferred Stock which raised net proceeds of approximately $2.0 million in February 1997, (vii) an initial public offering of Common Stock which raised net proceeds of approximately $5.2 million in July 1997, (viii) a private placement of 12% Secured Convertible Notes, together with Warrants to purchase Common Stock, which raised gross proceeds of $3.0 million in December 1998, and (ix) lease financing on specific airport facilities of $2,770,959 during the first quarter of 1999.

         The Company will have additional capital requirements to the extent that it is awarded additional contracts from its current and future airport concession bids.


RESULTS OF OPERATIONS

         The following tables sets forth for the period indicated selected items of the Company's statement of operations as a percentage of total revenues.

                                                   FISCAL YEAR ENDED         THREE MONTHS ENDED
                                                      DECEMBER 31                 MARCH 31
                                             ----------------------------    ------------------
                                              1996       1997       1998       1998      1999
                                             ------     ------     ------     ------    ------
Revenues:
         Concessions                          85%        92%        95%        95%        98%
         Food Preparation Center Sales        13          7          4          4          2
         Franchise Royalties                   2          1          1          1          0
                                             ------     ------     ------     ------    ------
                  Total Revenues             100%       100%       100%       100%       100%
Cost of Goods Sold                            31         32         30         31         30
                                             ------     ------     ------     ------    ------
Gross Profit                                  69         68         70         69         70
Operating Costs and Expenses:
         Payroll and Employee Benefits        31         36         34         35         34
         Occupancy                            19         18         19         15         16
         Depreciation                          3          3          4          3          7
         General and Administrative            9          9          8         11         11
Interest Expense                               3          2          1          1          4
Other (Income) Loss                            0          0          0          0          0
                                             ------     ------     ------     ------    ------
Net Income (Loss)                              4%         0%         4%         4%        (3)%
                                             ------     ------     ------     ------    ------
                                             ------     ------     ------     ------    ------

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. The Company's gross revenues for the three months ended March 31, 1999 were $4,178,096 compared to $3,455,914 for the three months ended March 31, 1998, an increase of $722,182 or 21%. Revenues from concession activities increased $806,095 ($4,082,685 as compared to $3,276,590) while food preparation center decreased by $83,791 ($81,232 as compared to $165,023) and franchise royalty revenues decreased by $123 ($14,178 as compared to $14,301). The increase in concession revenues was principally attributable to the operation of concessions awarded in 1998 for a full three month period as well as completion of a newly awarded airport location in 1999. Same store sales for concession locations that were open for a full three month period ended March 31, 1998 increased 10% from $3,276,590 to $3,591,255.

         COST OF GOODS SOLD. The cost of goods sold for the three months ended March 31, 1999 were $1,242,389 compared to $1,054,327 for the three months ended March 31, 1998. As a percentage of total revenue, the cost of goods sold decreased to 29.7% from 30.5%. The Company's costs of goods sold are primarily food costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 1999 were $2,973,133 compared to $2,238,274 for the three months ended March 31, 1998. Payroll expenses increased to $1,437,379 for the three months March 31, 1999 from $1,219,123 for the three months ended March 31, 1998. As a percentage of total revenue, payroll declined to 34.4% for the three months ended March 31, 1999 from 35.3% for the three months ended March 31, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities. General and administrative expenses increased from $758,974 for the three months ended March 31, 1999 from $489,195 for the three months ended March 31, 1998. This increase is related to depreciation expense on previously operated facilities that were remodeled during 1998. Depreciation expense increased to $287,997 for the three months ended March 31, 1999 from $106,443 for the three months ended March 31, 1998. The remainder of the increase is mostly associated with increased royalties on branded concepts. As the Company continues to follow branded concepts general and administrative expenses should continue to increase in dollar amount. However, Management expects general and administrative expenses to decline as a percentage of total revenue.

         INTEREST EXPENSE. Interest expense net increased to $185,660 for the three months ended March 31, 1999 from $37,734 for the three months ended March 31, 1998. The increase in interest expense is related to the debt necessary to facilitate the Company's rapid expansion. The amount will increase slightly but will reduce as a percent of sales as the year progresses.

         NET INCOME/LOSS. Net loss for the three months ended March 31, 1999 was $123,086 compared to income of $125,307 for the three months ended March 31, 1998. Management attributes this decrease to increased depreciation and interest charges relating to newly remodeled facilities. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

         EBITDA. EBITDA increased to $350,571 for the three months ended March 31, 1999 from $269,484 for the three months ended March 31, 1998. This increase is related to corresponding reductions in COGS and payroll expenses. The Company anticipates this trend to continue improving.

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

         As of March 31, 1999, the Company had a working capital of $(923,795). The Company expects to continue to have capital requirements in late 1999 and 2000 to finance the construction of new airport food and beverage concessions and other concession related businesses (i.e., news & gifts, inflight catering and other services). The Company anticipates capital requirements of approximately $850,000 in the remainder of 1999 and 2000 to complete the construction of improvements at concession facilities which it has already been awarded in Louisiana. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.


         The Company will have additional capital requirements during 1999 and 2000 if the Company wins additional bids or acquires additional airport concession facilities. The Company is continually evaluating other airport concession opportunities, which evaluation includes submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company, or at all.

YEAR 2000 COMPLIANCE

         Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data fields which used only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors, and is generally referred to as the "Year 2000 problem." The Company has performed an assessment of its information technology systems and expects that all necessary modifications and/or replacement will be completed prior to December 1999. Additionally, the Company is currently considering the purchase of a financial accounting software program, which consideration includes the Year 2000 Compliance status of the software program. Based on current expenditures and estimates, the costs of addressing this issue are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The potential impact of the Year 2000 issue in regard to significant vendors and suppliers cannot be reasonably estimated at this time. However, the Company may be adversely impacted if its suppliers and franchises do not ensure Year 2000 compliance in their own systems in a timely manner.

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


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         The Company issued 6,000 warrants to purchase Company common stock at $4.50 per share and 15,000 warrants to purchase Company common stock at $1.38 per share as compensation to an outside consultant for services performed for the Company. These warrants were issued effective as of February 12, 1999 and are exercisable at any time before February 12, 2004.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CREATIVE HOST SERVICES, INC.


Date: May 17, 1999            -----------------------------------------------
                              Sayed Ali, President and Chief Financial Officer