Form 10-Q
period 1999-06-30
CREATIVE HOST SERVICES INC
filed 1999-08-16
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22845

                                   ----------

                          CREATIVE HOST SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        33-0169494
  (State or other jurisdiction                          (I.R.S. Employer
      Of organization)                                 Identification No.)

                          6335 FERRIS SQUARE, SUITE G-H
                               SAN DIEGO, CA 92126
                    (Address of principal executive offices)

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

                YES   /X/                           NO   / /

         As of July 10, 1999, 3,351,033 shares of the registrant's common stock were outstanding

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         The following financial statements are furnished:

         Balance sheet as of June 30, 1999

         Statement of Operations for the three months and six months ended June
         30, 1999 and 1998

         Statement of Cash Flows for the three months and six months ended June
         30, 1999 and 1998

         Notes to Financial Statements (unaudited)



                           CREATIVE HOST SERVICES, INC.
                                  BALANCE SHEET
                               AS OF JUNE 30,1999


                                     ASSETS
Current assets:
       Cash                                                       $ 675,996
       Receivables                                                  665,839
       Inventory                                                    463,943
       Prepaid & Other                                              197,949
                                                             --------------
           Total current assets                                                      $ 2,003,726

Net Property Plant and Equipment                                                      12,078,206
Deposits and other assets                                                                230,094
Net Intangible Assets                                                                    309,603
                                                                                  ---------------

Total Assets                                                                        $ 14,621,629
                                                                                  ===============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
       Accounts payable and accrued                              $ 1,944,515
       Taxes Payable                                                 289,147
       Current maturities of notes payable                            12,485
       Current maturity of leases payable                            927,946
                                                              --------------
           Total current liabilities                                                 $ 3,174,093

Notes  payable, less current maturities                                                2,946,716
Leases payable, less current maturities                                                3,309,780

Shareholder's equity:
       Common Stock                                             $ 6,083,764
       Additional paid-in capital                                   937,662
       Deficiency                                                (1,830,385)
                                                             --------------
           Total shareholder's equity                                                $ 5,191,040
                                                                                  ---------------

Total Liabilities and Stockholder's Equity                                          $ 14,621,629
                                                                                  ===============


                 See accompanying notes to financial statements.

                             CREATIVE HOST SERVICES
                             Statement of Operations


                                                                Three Months Ended                         Six Months Ended
                                                                      June 30                                   June 30
                                                       -----------------------------------       --------------------------------
                                                            1998                1999                    1998             1999
                                                       ---------------    ----------------       ----------------   -------------
REVENUES:
     Concessions                                         $  3,494,775       $  4,428,938            $  6,771,365      $ 8,507,977
     Food Preparation Center Sales                            170,142             30,891                 335,165          115,093
     Franchise Royalties                                       17,977             16,878                  32,278           31,732
                                                       --------------     --------------          --------------    -------------
        Total Revenues                                   $  3,682,894       $  4,476,706            $  7,138,808      $ 8,654,802

     Cost of goods sold                                     1,104,914          1,417,409               2,159,241        2,659,797
                                                       --------------     --------------          --------------    -------------
     Gross Profit                                        $  2,577,980       $  3,059,298            $  4,979,567      $ 5,995,005

OPERATING COSTS AND EXPENSES:
     Payroll and other employee benefits                 $  1,202,783       $  1,380,119            $  2,421,906      $ 2,815,455
     Occupancy                                                571,539            724,837               1,101,494        1,380,019
     General, Administrative and Selling Expenses             572,488            790,574               1,061,684        1,573,190
                                                       --------------     --------------          --------------    -------------
        Total operating costs and expenses               $  2,346,810       $  2,895,530            $  4,585,084      $ 5,768,663

INCOME FROM OPERATIONS                                   $    231,170       $    163,767            $    394,483      $   226,342

INTEREST EXPENSE - NET                                   $     44,938       $    163,383            $     82,944      $   349,043
OTHER INCOME                                                       -                                         -
                                                       --------------     --------------          --------------    -------------
INCOME BEFORE TAXES                                      $    186,232       $        384            $    311,539      $  (122,701)
INCOME TAXES                                             $      2,186       $         -             $      2,186      $        -
NET INCOME                                               $    184,046       $        384            $    309,353      $  (122,701)
                                                       ==============     ==============          ==============    =============
NET INCOME PER SHARE, BASIC AND DILUTED                  $       0.06       $       0.00                  $ 0.10      $     (0.04)
                                                       ==============     ==============          ==============    =============


                 See accompanying notes to financial statements.

                           CREATIVE HOST SERVICES, INC
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                               Three Months Ended June 30
                                                            -----------------------------------------------------------------
                                                                        1998                                 1999
                                                            ------------------------------      -----------------------------
     Cash flows provided by or (used for) operating
           activities:
           Net income                                           $ 184,046                          $     384

     Adjustments to reconcile net income to net cash
     provided by operating activities:
           Depreciation and amortization                          225,448                            212,378

      Change in operating assets and liabilities:
           Accounts Receivable                                     72,166                             (7,987)
           Inventory                                               36,646                             (7,291)
           Prepaid expenses and other current assets              (79,586)                           (83,430)
           Taxes payable                                                -                            288,739
           Accounts payable and accrued expenses                  (96,271)                           554,019
                                                              -----------                         ----------
           Net cash provided by operating activities                           $ 342,449                          $ 956,812

      Cash flows provided by (used for) investing activities
           Acquisition of furniture and equipment                (562,911)                          (426,818)
           (Increase) decrease in deposits                        (37,499)                           (16,135)
           (Increase) decrease in intangible assets                 1,549                              9,491
                                                              -----------                         ----------
           Net cash used for investing activities                              $(598,861)                         $(433,462)

     Cash flows provided by (used for) financing activities
           Net proceeds from notes payable                        726,408                           $ (3,082)
           Net proceeds from leases payable                       (77,984)                          (134,792)
           Issuance of capital stock                                   -                             112,000
                                                              -----------                         ----------
           Net cash provided by (used for) financing activities                $ 648,424                          $ (25,874)
                                                                            ------------                        -----------

      Net increase (decrease) in cash                                          $ 392,012                          $ 497,476
                                                                            ============                        ===========

     Cash, beginning of the period                                             $ 629,618                          $ 178,519
                                                                            ============                        ===========

      Cash, ending of the period                                              $1,021,630                          $ 675,995
                                                                            ============                        ===========


                 See accompanying notes to financial statements.

                             CREATIVE HOST SERVICES
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                            Six Months Ended June 30
                                                        ------------------------------------------------------------------
                                                                     1998                               1999
                                                        -------------------------------    -------------------------------
Cash flows provided by or (used for) operating
        activities:
        Net income                                           $ 309,353                          $(122,701)

Adjustments to reconcile net income to net cash
provided by operating activities:
        Depreciation and amortization                          331,891                            500,375

 Change in operating assets and liabilities:
        Accounts Receivable                                    (42,590)                          (174,482)
        Inventory                                               19,151                            (24,521)
        Prepaid expenses and other current assets             (146,453)                          (116,883)
        Taxes payable                                                -                            277,389
        Accounts payable and accrued expenses                  (72,177)                           590,546
                                                           -----------                         ----------
        Net cash provided by operating activities                         $    399,175                       $    929,723

 Cash flows provided by (used for) investing activities
        Acquisition of furniture and equipment              (1,006,009)                        (2,995,894)
        (Increase) decrease in deposits                         (7,589)                           (24,891)
        (Increase) decrease in intangible assets                 6,607                             22,274
                                                           -----------                         ----------
        Net cash used for investing activities                            $ (1,006,991)                      $(2,998,511)

Cash flows provided by (used for) financing activities
        Net proceeds from notes payable                        693,998                         $   (6,087)
        Net proceeds from leases payable                      (173,781)                         2,499,128
        Issuance of capital stock                                   -                             112,000
                                                           -----------                         ----------
        Net cash provided by (used for) financing activities              $    520,217                       $ 2,605,041
                                                                          ------------                       -----------

Net increase (decrease) in cash                                           $    (87,599)                      $   536,253
                                                                          ============                       ===========

Cash, beginning of the period                                             $    629,618                       $   139,743
                                                                          ============                       ===========

Cash, ending of the period                                                $  1,021,630                       $   675,996
                                                                          ============                       ===========


                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                          Notes to Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of June 30, 1999 and the results of operations and cash flows for the six-month period ended June 30, 1999 have been included.

         The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

         Net income per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents, for the six month period ended June 30, 1999, because of their antidilutive effect.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND THE POTENTIAL INCREASE IN NET INCOME AND CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY TO OBTAIN THE ADDITIONAL CAPITAL NECESSARY TO COMPLETE CONSTRUCTION OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE NEED AND ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO MANAGE OPERATIONS, THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, AND THE TERMS AND CONDITIONS OF ANY POTENTIAL MERGER OR ACQUISITION OF EXISTING AIRPORT CONCESSION OPERATIONS.

OVERVIEW

         The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 9 restaurant franchises which operate independently from its airport concession business. Since 1994, the Company has opened 41 concession locations at 20 airports, and has focused on expansion solely through an increase in airport concessions.

As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past four years, revenues from concession operations have grown from 59% of total revenues in 1995 to 98% of total revenues in 1999.

         Since its inception, the Company's capital needs have primarily been met from the proceeds of (i) capital contributions of $1,300,000 made by Sayed Ali, the principal shareholder, Chairman and Chief Executive Officer of the Company, (ii) a Small Business Administration loan obtained by the Company in September 1992 in the original principal amount of $220,000, guaranteed by Mr. Ali and secured by certain of his personal assets and a key man life insurance policy, (iii) a private placement of 9% Convertible Redeemable Preferred Stock made by the Company in 1994 which raised gross proceeds of approximately $722,000, (iv) equipment lease financing on specific airport facilities which are guaranteed by Mr. Ali, (v) certain short term borrowings, (vi) a private placement of 8% Convertible Preferred Stock which raised net proceeds of approximately $2.0 million in February 1997, (vii) an initial public offering of Common Stock which raised net proceeds of approximately $5.2 million in July 1997, (viii) a private placement of 12% Secured Convertible Notes, together with Warrants to purchase Common Stock, which raised gross proceeds of $3.0 million in December 1998, and (ix) lease financing on specific airport facilities of approximately $2.8 million during the first quarter of 1999.

         The Company expects to have capital requirements in 1999 to finance the construction of new airport concessions for airports already awarded in Louisiana. The Company will have additional capital requirements to the extent that it is awarded additional contracts from its current and future airport concession bids.

RESULTS OF OPERATIONS

         The following tables set forth for the period indicated selected items of the Company's statement of operations as a percentage of total revenues.


                                                                FISCAL YEAR ENDED                  SIX MONTHS ENDED
                                                                    DECEMBER 31                         JUNE 30
                                                      ------------------------------------------------------------------
                                                          1996         1997         1998          1998          1999
                                                      -----------   ----------   -----------   -----------   -----------
Revenues:
   Concessions                                               85%         92%            95%          95%          98%
   Food Preparation Center Sales                             13           7              4            4            1
   Franchise Royalties                                        2           1              1            1            1
                                                        -------     -------        -------      -------      -------
        Total Revenues                                      100%        100%           100%         100%         100%
Cost of Goods Sold                                           31          32             30           30           31
                                                        -------     -------        -------      -------      -------
Gross Profit                                                 69          68             70           70           69
Operating Cost and Expenses
   Payroll and Employee Benefits                             31          36             34           34           33
   Occupancy                                                 19          18             19           15           16
   Depreciation                                               3           3              4            3            6
   General and Administrative                                 9           9              8           12           12
Interest Expense                                              3           2              1            1            3
Other (Income) Loss                                           0           0              0            0            0
                                                        -------     -------        -------      -------      -------
Net Income (Loss)                                             4%          0%             4%           5%         (1)%
                                                        =======     =======        =======      =======      =======

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES. The Company's gross revenues for the six months ended June 30, 1999 were $8,654,802 compared to $7,138,808 for the six months ended June 30, 1998, an increase of $1,515,994 or 21%. Revenues from concession activities increased $1,736,612 ($8,507,977 as compared to $6,771,365) while food preparation center decreased by $220,072 ($115,093 as compared to $335,165) and franchise royalty revenue decreased slightly by $546 ($31,732 as compared to $32,278). The increase in concession revenues was principally attributable to the operation of concessions awarded in 1998 for a full six month period as well as completion of a newly awarded airport location in 1999. The decrease in food preparation center sales is related to the method of distribution. In 1998 the food preparation center products were distributed through a third party, whereas in 1999 the products were distributed directly to the stores through intercompany sales which are eliminated in consolidation. Same store sales for concession locations that were open for a full six month period ended June 30, 1998 increased 8% to $7,323,961 from $6,760,591.

COST OF GOODS SOLD. The cost of goods sold for the six months ended June 30, 1999 was $2,659,797 compared to $2,159,241 for the six months ended June 30, 1998. As a percentage of total revenue, the cost of goods sold increased to 30.7% from 30.2%. The Company's cost of goods sold are primarily food and paper costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes a stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 1999 were $5,768,663 compared to $4,585,084 for the six months ended June 30, 1998. Payroll expenses increased to $2,815,455 for the six months ended June 30, 1999 from $2,421,906 for the six months ended June 30, 1998. As a percentage of total revenue, payroll decreased to 32.5% for the six months ended June 30, 1999 from 33.9% for the six months ended June 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities. General and administrative expenses increased to $1,572,190 for the six months ended June 30, 1999 from $1,061,684 for the six months ended June 30, 1998. This increase is related to depreciation expense on previously operated facilities that were remodeled during 1998. Depreciation expense increased to $500,375 for the six months ended June 30, 1999 from $331,891 for the six months ended June 30, 1998. The remainder of the increase is mostly associated with increased royalties on branded concepts. As the Company continues to follow branded concepts, general and administrative expenses should continue to increase in dollar amount. However, Management expects general and administrative expenses to decline as a percentage of total revenue.

INTEREST EXPENSE. Interest expense net increased to $349,043 for the six months ended June 30, 1999 from $82,944 for the six months ended June 30, 1998. The increase in interest expense is related to the debt necessary to facilitate the Company's rapid expansion. The amount will increase slightly but will reduce as a percentage of sales as the year progresses.

NET INCOME/LOSS. Net loss for the six months ended June 30, 1999 was $122,701 compared to income of $309,353 for the six months ended June 30, 1998. Management attributes this decrease to increased depreciation and interest charges relating to newly remodeled facilities. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economies of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

EBITDA. EBITDA increased to $726,717 for the six months ended June 30, 1999 from $726,374 for the six months ended June 30, 1998. This decrease is related to corresponding reductions in COGS and payroll expenses. The Company anticipates this trend to continue improving.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES. The Company's gross revenues for the three months ended June 30, 1999 were $4,476,706 compared to $3,682,894 for the three months ended June 30, 1998, an increase of $793,812 or 22%. Revenues from concession activities increased $934,163 ($4,428,938 as compared to $3,494,775) while food preparation center decreased by $139,251 ($30,891 as compared to $170,142) and franchise royalty revenue decreased slightly by $1,190 ($16,878 as compared to $17,977). The increase in concession revenues was principally attributable to the operation of concessions awarded in 1998 for a full three month period as well as completion of a newly awarded airport location in 1999. The decrease in food preparation center sales is related to the method of distribution. In 1998 the food preparation center products were distributed through a third party, whereas in 1999 the products were distributed directly to the stores through intercompany sales which are eliminated in consolidation. Same store sales for concession locations that were open for a full three month period ended June 30, 1998 increased 7% to $3,732,707 from $3,483,988.

COST OF GOODS SOLD. The cost of goods sold for the three months ended June 30, 1999 was $1,417,409 compared to $1,104,914 for the three months ended June 30, 1998. As a percentage of total revenue, the cost of goods sold increased to 31.7% from 30.0%. The Company's cost of goods sold are primarily food and paper costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 1999 were $2,895,530 compared to $2,346,810 for the three months ended June 30, 1998. Payroll expenses increased to $1,380,119 for the three months ended June 30, 1999 from $1,202,783 for the three months ended June 30, 1998. As a percentage of total revenue, payroll decreased to 30.8% for the three months ended June 30, 1999 from 32.7% for the three months ended June 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities. General and administrative expenses increased to $790,574 for the three months ended June 30, 1999 from $572,488 for the three months ended June 30, 1998. This increase is associated with increased royalties on branded concepts. As the Company continues to follow branded concepts, general and administrative expenses should continue to increase in dollar amount. However, Management expects general and administrative expenses to decline as a percentage of total revenue.

INTEREST EXPENSE. Interest expense net increased to $163,383 for the three months ended June 30, 1999 from $44,938 for the three months ended June 30, 1998. The increase in interest expense is related to the debt necessary to facilitate the Company's rapid expansion. The amount will increase slightly but will reduce as a percentage of sales as the year progresses.

NET INCOME/LOSS. Net income for the three months ended June 30, 1999 was $384 compared to income of $184,046 for the three months ended June 30, 1998. Management attributes this decrease to increased depreciation and interest charges relating to newly remodeled facilities. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economies of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

The Company does not believe that inflation has had an adverse affect on it's revenues and earnings.

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

As of June 30, 1999, the Company had a working capital of $(1,170,367). The Company expects to continue to have significant capital requirements in 1999 and 2000 to finance the construction of new airport food and beverage concessions and other concession related businesses(i.e., news & gifts, inflight catering and other services). The Company anticipates capital requirements of approximately $850 thousand in the remainder of 1999 and 2000 to complete the construction of improvements at concession facilities which it has already been awarded in Louisiana. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.

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

YEAR 2000 COMPLIANCE

Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data fields which used only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors, and is generally referred to as the "Year 2000 problem." The company has performed an assessment of it's information technology systems and expects that all necessary modifications and/or replacement will be completed prior to December 1999. Additionally, the Company is currently considering the purchase of a financial accounting software program, which consideration includes the Year 2000 Compliance status of the software program. Based on current expenditures and estimates, the costs of addressing this issue are not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The potential impact of the Year 2000 issue in regard to significant vendors and suppliers cannot be reasonably estimated at this time. However, the Company may be adversely impacted if its suppliers and franchises do not ensure Year 2000 compliance on their own systems in a timely manner.

Additionally, the Company may be affected by the impact of the Year 2000 problem on air travel. In particular, air traffic control systems at airports throughout the country are being updated and reviewed for compliance with Year 2000 standards. Moreover, modern aircraft are complex and may contain embedded logic within their computerized systems. Computerized reservation systems are interconnected and may experience problems if participant systems are not Year 2000 compliant. While extensive efforts are being undertaken by the Federal Aviation Administration and the airline companies to bring all computer systems into Year 2000 compliance, no assurances can be made that those efforts will be successful. Moreover, it is probable that different airports or airlines will have varying degrees of success in remedying their systems depending upon the amount of time and resources devoted to the repair, and the age or complexity of their computer systems. To the extent that airports and airlines are unable to adequately review and remedy any Year 2000 problems they may have, air travel may be significantly impaired. Any significant decline in air travel at the airports where the Company conducts business will have a material adverse impact on the Company's business and finances. Moreover, even if the airports and airlines adequately prepare for the year 2000, public perception of the risks associated with air travel at that time may cause a decline in enplanements, with a corresponding decline in the Company's business.

                           PART II - OTHER INFORMATION

ITEM 1. LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company may become involved in disputes or litigation. On the basis of information available, management does not believe that such contingencies would have a material adverse impact on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 1999, the Company sold 140,000 shares of common stock to a single private investor for cash at a purchase price of $.80 per share, for an aggregate purchase price of $112,000. This private sale to a single sophisticated investor, without the use of any general solicitation, was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CREATIVE HOST SERVICES, INC.



Date:  August 14, 1999          /s/ Sayed Ali
                                ------------------------------------------------
                                Sayed Ali, President and Chief Financial Officer