Form 10QSB/A
period 1999-03-31
CREATIVE HOST SERVICES INC
filed 1999-10-20
CIK 933098

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER:  000-22845
                                      _________

                             CREATIVE HOST SERVICES, INC.
                (Exact name of registrant as specified in its charter)

        CALIFORNIA                                     33-0169494
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

                             PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

In December of 1998 the Company issued certain convertible promissory notes (the "Notes") in the aggregate principal amount of $3 million pursuant to a 12% Secured Convertible Notes Indenture (the "Indenture") dated as of December 21, 1998 between the Company and U.S. Bank National Association, as trustee. The holders of a majority of the aggregate amount of outstanding Notes have notified the Company that, during the first quarter of 1999, the Company failed to maintain certain financial and debt covenants provided for in the Indenture. The Company has acknowledged its failure to maintain these covenants and is currently negotiating with representatives of the holders of all of the Notes to amend the Indenture and bring the Company into compliance with the provisions of the Indenture.

                                      SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CREATIVE HOST SERVICES, INC.

Date: October 19, 1999         /s/ Sayed Ali
                               ------------------------------------------------
                               Sayed Ali, President and Chief Financial Officer