Form 10QSB/A
period 1999-06-30
CREATIVE HOST SERVICES INC
filed 1999-10-20
CIK 933098

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

          YES  /X/                                          NO  / /

     As of July 10, 1999, 3,351,033 shares of the registrant's common stock were outstanding.

                             PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

In December of 1998 the Company issued certain convertible promissory notes (the "Notes") in the aggregate principal amount of $3 million pursuant to a 12% Secured Convertible Notes Indenture (the "Indenture") dated as of December 21, 1998 between the Company and U.S. Bank National Association, as trustee. The holders of a majority of the aggregate amount of outstanding Notes have notified the Company that, during the first quarter of 1999 and continuing into the second quarter of 1999, the Company failed to maintain certain financial and debt covenants provided for in the Indenture. The Company has acknowledged its failure to maintain these covenants and is currently negotiating with representatives of the holders of all of the Notes to amend the Indenture and bring the Company into compliance with the provisions of the Indenture.

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