Form 10QSB
period 1999-09-30
CREATIVE HOST SERVICES INC
filed 1999-11-15
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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

                           YES   / /          NO   / /

         As of November 12, 1999, 3,349,705 shares of the registrant's common stock were outstanding

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (unaudited)

           The following financial statements are furnished:

           Balance sheet as of September 30, 1999

           Statement of Operations for the three months and three months ended September 30, 1999 and 1998

           Statement of Cash Flows for the three months and three months ended September 30, 1999 and 1998

           Notes to Financial Statements (unaudited)

                         CREATIVE HOST SERVICES, INC.
                                BALANCE SHEET
                          AS OF SEPTEMBER 30, 1999


                                   ASSETS

Current assets:
          Cash                                     $   364,131
          Receivables                                  861,665
          Inventory                                    423,241
          Prepaid & Other                              190,093
                                                   -----------
             Total current assets                             $  1,839,130

Net Property Plant and Equipment                                12,067,775
Deposits and other assets                                          293,360
Net Intangible Assets                                              362,721
                                                              ------------

Total Assets                                                  $ 14,562,986
                                                              ============

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
          Accounts payable and accrued             $ 2,202,793
          Taxes Payable                                108,399
          Current maturities of notes payable           12,485
          Current maturity of leases payable           927,946
                                                   -----------
             Total current liabilities                        $  3,251,623

Notes payable, less current maturities                           2,946,362
Leases payable, less current maturities                          3,135,497

Shareholder's equity:
          Common Stock                             $ 6,083,764
          Additional paid-in capital                   937,662
          Deficiency                                (1,791,922)
                                                   -----------
             Total shareholder's equity                       $  5,229,504
                                                              ------------

Total Liabilities and Stockholder's Equity                    $ 14,562,986
                                                              ============

                See accompanying notes to financial statements.

                         CREATIVE HOST SERVICES, INC.
                     STATEMENT OF INCOME AND OPERATIONS

                                                            Three Months Ended
                                                               September 30
                                                         ------------------------
                                                            1998           1999
                                                            ----           ----
Revenues
     Concessions                                         3,440,807       4,814,101
     Food Preparation Center Sales                         194,658          45,306
     Franchise Royalty                                      16,381          16,235
                                                         ---------       ---------
          Total Revenues                                 3,651,846       4,875,642

Cost of Goods Sold                                       1,134,562       1,554,743
                                                         ---------       ---------

Gross Profit                                             2,517,284       3,320,899

Operating Costs and Expenses
     Payroll and Other Employee Benefits                   987,728       1,518,030
     Occupancy                                             574,794         785,096
     General, Administrative Expenses                      726,513         806,075
                                                         ---------       ---------
          Total Operating Costs and Expenses             2,289,035       3,109,201
                                                         ---------       ---------
Income from Operations                                     228,249         211,698

Interest Expense - Net                                      55,326         172,850
Other Income                                                   -               -
                                                         ---------       ---------
Income before Taxes                                        172,923          38,848
                                                         ---------       ---------

State Income Tax                                             2,186             384
                                                         ---------       ---------
Net Income after Taxes                                     170,737          38,464
                                                         =========       =========

Net Income per Share, Basic and Diluted                       0.05            0.01
                                                         =========       =========

                See accompanying notes to financial statements.

                         CREATIVE HOST SERVICES, INC.
                     STATEMENT OF INCOME AND OPERATIONS

                                                             Nine Months Ended
                                                               September 30
                                                         ------------------------
                                                            1998           1999
                                                            ----           ----
Revenues
     Concessions                                         10,212,171      13,322,078
     Food Preparation Center Sales                          529,822         160,399
     Franchise Royalty                                       48,660          47,967
                                                         ----------      ----------
          Total Revenues                                 10,790,653      13,530,444

Cost of Goods Sold                                        3,293,803       4,214,540
                                                         ----------      ----------

Gross Profit                                              7,496,850       9,315,904

Operating Costs and Expenses
     Payroll and Other Employee Benefits                  3,103,824       4,333,485
     Occupancy                                            1,676,288       2,165,115
     General, Administrative Expenses                     2,094,007       2,379,265
                                                         ----------      ----------
          Total Operating Costs and Expenses              6,874,119       8,877,865
                                                                -               -
                                                         ----------      ----------
Income from Operations                                      622,731         438,039

Interest Expense - Net                                      138,270         521,893
Other Income                                                    -               -
                                                         ----------      ----------
Income before Taxes                                         484,461         (83,854)
                                                         ----------      ----------

State Income Tax                                              4,372             384
                                                         ----------      ----------
Net Income after Taxes                                      480,089         (84,238)
                                                         ==========      ==========

Net Income per Share, Basic and Diluted                        0.15           (0.02)
                                                         ==========      ==========

                See accompanying notes to financial statements.

                         CREATIVE HOST SERVICES, INC.
                           STATEMENT OF CASH FLOWS
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Nine Months Ended September 30
                                                              --------------------------------------------------------
                                                                           1998                         1999
                                                              ----------------------------- --------------------------
Cash flows provided by or (used for) operating activities:
     Net income                                               $   480,090                   $   (84,238)

Adjustments to reconcile net income to net cash provided
by operating activities:
     Depreciation and amortization                                468,974                       573,996

Change in operating assets and liabilities:
     Accounts Receivable                                         (217,830)                     (370,309)
     Inventory                                                    (43,275)                       16,181
     Prepaid expenses and other current assets                   (129,535)                     (109,027)
     Taxes payable                                                    -                          96,641
     Accounts payable and accrued expenses                         12,109                       848,823
                                                              -----------                   -----------

     Net cash provided by operating activities                              $   570,533                   $   972,067

Cash flows provided by (used for) investing activities
     Acquisition of furniture and equipment                    (2,583,154)                   (3,079,083)
     (Increase) decrease in deposits                              (56,379)                      (88,157)
     (Increase) decrease in intangible assets                       7,796                       (30,843)
                                                              -----------                   -----------

     Net cash used for investing activities                                 $(2,631,737)                   $(3,198,083)

Cash flows provided by (used for) financing activities
     Net proceeds from notes payable                            1,379,651                   $    (6,441)
     Net proceeds from leases payable                            (109,349)                    2,344,845
     Issuance of capital stock                                        -                         112,000
                                                              -----------                   -----------
     Net cash provided by (used for) financing activities                   $ 1,270,302                    $ 2,450,404
                                                                            -----------                    -----------

Net increase (decrease) in cash                                             $  (790,902)                   $   224,388
                                                                            ===========                    ===========

Cash, beginning of the period                                               $ 1,109,230                    $   139,743
                                                                            ===========                    ===========

Cash, ending of the period                                                  $   318,328                    $   364,131
                                                                            ===========                    ===========

                See accompanying notes to financial statements.

                           CREATIVE HOST SERVICES
                           STATEMENT OF CASH FLOWS
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Three Months Ended September 30
                                                              --------------------------------------------------------
                                                                           1998                         1999
                                                              ----------------------------- --------------------------
Cash flows provided by or (used for) operating activities:
     Net income                                               $   170,737                   $    38,463

Adjustments to reconcile net income to net cash provided
by operating activities:
     Depreciation and amortization                                137,083                       200,951

Change in operating assets and liabilities:
     Accounts Receivable                                         (175,240)                     (195,826)
     Inventory                                                    (62,426)                       40,702
     Prepaid expenses and other current assets                     16,918                         7,856
     Taxes payable                                                    -                        (180,748)
     Accounts payable and accrued expenses                         84,286                       258,278
                                                              -----------                   -----------

     Net cash provided by operating activities                              $   171,358                    $   169,676

Cash flows provided by (used for) investing activities
     Acquisition of furniture and equipment                    (1,577,145)                     (190,520)
     (Increase) decrease in deposits                              (48,790)                      (63,266)
     (Increase) decrease in intangible assets                       1,189                       (53,118)
                                                              -----------                   -----------

     Net cash used for investing activities                                 $(1,624,746)                   $  (306,904)

Cash flows provided by (used for) financing activities
     Net proceeds from notes payable                              685,653                   $      (354)
     Net proceeds from leases payable                              64,433                      (174,283)
     Issuance of capital stock                                        -                             -
                                                              -----------                   -----------
     Net cash provided by (used for) financing activities                   $   750,086                    $  (174,637)
                                                                            -----------                    -----------

Net increase (decrease) in cash                                             $  (703,302)                   $  (311,865)
                                                                            ===========                    ===========

Cash, beginning of the period                                               $ 1,021,630                    $   675,996
                                                                            ===========                    ===========

Cash, ending of the period                                                  $   318,328                    $   364,131
                                                                            ===========                    ===========

                See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                          Notes to Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the nine-month period ended September 30, 1999 have been included.

         The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

         Net income per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents, for the nine month period ended September 30, 1999, because of their antidilutive effect.

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

OVERVIEW

         The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 9 restaurant franchises which operate independently from its airport concession business. Since 1994, the Company has opened 39 concession locations at 18 airports, and has focused on expansion solely through an increase in airport concessions.

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

                                                               FISCAL YEAR ENDED                NINE MONTHS
                                                                  DECEMBER 31                ENDED SEPTEMBER 30
                                                    ------------------------------------ -------------------------
                                                        1996         1997        1998        1998         1999
                                                    ------------ ----------- ----------- ------------ ------------
Revenues:
   Concessions                                           85%         92%          95%          95%          98%
   Food Preparation Center Sales                         13           7            4            4            1
   Franchise Royalties                                    2           1            1            1            1
                                                    ------------ ----------- ----------- ------------ ------------
        Total Revenues                                  100%        100%         100%         100%         100%
Cost of Goods Sold                                       31          32           30           31           31
                                                    ------------ ----------- ----------- ------------ ------------
Gross Profit                                             69          68           70           69           68
Operating Cost and Expenses
   Payroll and Employee Benefits                         31          36           34           33           32
   Occupancy                                             19          18           19           16           16
   Depreciation                                           3           3            4            3            5
   General and Administrative                             9           9            8           11           12
Interest Expense                                          3           2            1            1            4
Other (Income) Loss                                       0           0            0            0            0
                                                    ------------ ----------- ----------- ------------ ------------
Net Income (Loss)                                         4%          0%           4%           5%          (1)%
                                                    ============ =========== =========== ============ ============

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. The Company's gross revenues for the nine months ended September 30, 1999 were $13,530,444 compared to $10,790,653 for the nine months ended September 30, 1998, an increase of $2,739,791 or 25%. Revenues from concession activities increased $3,109,907 ($13,322,078 as compared to $10,212,171) while food preparation center decreased by $369,423 (160,399 as compared to $529,822) and franchise royalty revenues decreased slightly by $693 ($47,967 as compared to $48,660). The increase in concession revenues was principally attributable to the operation of concessions awarded in 1998 for a full nine month period as well as completion of a newly awarded airport location in 1999. Same store sales for concession locations that were open for a full nine month period ended September 30, 1998 increased to $13,286,821 from $6,208,643.

COST OF GOODS SOLD. The cost of goods sold for the nine months ended September 30, 1999 was $4,214,540 compared to $3,293,803 for the nine months ended September 30, 1998. As a percentage of total revenue, the cost of goods sold remained constant to 31.1% from 30.5%. The Company's costs of goods sold are primarily food and paper costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes a stable pattern of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 1999 were $8,877,865 compared to $6,874,119 for the nine months ended September 30, 1998. Payroll expenses increased to $4,333,485 for the nine months September 30, 1999 from $3,591,233 for the nine months ended September 30, 1998. As a percentage of total revenue, payroll decreased to 31.6% for the nine months ended September 30, 1999 from 33.1% for the nine months ended September 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities. General and administrative expenses increased to $2,379,265 for the nine months ended September 30, 1999 from $2,094,007 for the nine months ended September 30, 1998. This increase is related to depreciation expense on previously operated facilities that were remodeled during 1998. Depreciation expense increased to $573,996 for the nine months ended September 30, 1999 from $468,974 for the nine months ended September 30, 1998. The remainder of the increase is mostly associated with increased royalties on branded concepts. As the Company continues to follow branded concepts general and administrative expenses should continue to increase in dollar amount. However, Management expects general and administrative expenses to decline as a percentage of total revenue.

INTEREST EXPENSE. Interest expense net increased to $521,893 for the nine months ended September 30, 1999 from $138,270 for the nine months ended September 30, 1998. The increase in interest is related to the debt necessary to facilitate the Company's rapid expansion. The amount will increase slightly but will reduce as a percent of sales as the year progresses.

NET INCOME/LOSS. Net loss for the nine months ended September 30, 1999 was $84,238 compared to income of $480,089 for the nine months ended September 30, 1998. Management attributes this decrease to increased depreciation and interest charges relating to newly remodeled facilities. The Company anticipates that net income from existing operations may increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

EBITDA. EBITDA increased to $1,139,365 for the nine months ended September 30, 1999 from $985,263 for the nine months ended September 30, 1998. This increase is related to corresponding reductions in COGS and payroll expenses. The Company anticipates this trend to continue improving.

The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. The Company's gross revenues for the three months ended September 30, 1999 were $4,875,642 compared to $3,651,846 for the three months ended September 30, 1998, an increase of $1,223,796 or 33.5%. Revenues from concession activities increased $1,373,294 ($4,814,101 as compared to $3,440,807) while food preparation center decreased by $149,352 ($45,306 as compared to $194,658) and franchise royalty revenues decreased slightly by $146 ($16,235 as compared to $16,391). The increase in concession revenues was principally attributable to the operation of concessions awarded in 1998 for a full three month period as well as completion of a newly awarded airport location in 1999. Same store sales for concession locations that were open for a full three month period ended Septembe 30, 1998 increased to $4,790,544 from $2,139,287.

COST OF GOODS SOLD. The cost of goods sold for the three months ended September 30, 1999 was $1,554,743 compared to $1,134,562 for the three months ended September 30, 1998. As a percentage of total revenue, the cost of goods sold increased to 31.9% from 31.1%. The Company's costs of goods sold are primarily food and paper costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes a stable pattern of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operating efficiencies.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 1999 were $3,109,201 compared to $2,289,035 for the three months ended September 30, 1998. Payroll expenses increased to $1,514,301 for the three months September 30, 1999 from $1,131,145 for the three months ended September 30, 1998. As a percentage of total revenue, payroll decreased to 32.1% for the three months ended September 30, 1999 from 34.2% for the three months ended September 30, 1998. The increase in payroll dollar amounts is due to the addition of new concession facilities. General and administrative expenses increased to $806,075 for the three months ended September 30, 1999 from $726,513 for the three months ended September 30, 1998. This increase is associated with increased royalties on branded concepts. As the Company continues to follow branded concepts general and administrative expenses should continue to increase in dollar amount. However, Management expects general and administrative expenses to decline as a percentage of total revenue.

INTEREST EXPENSE. Interest expense net increased to $172,850 for the three months ended September 30, 1999 from $55,326 for the three months ended September 30, 1998. The increase in interest is related to the debt necessary to facilitate the Company's rapid expansion. The amount will increase slightly but will reduce as a percent of sales as the year progresses.

NET INCOME/LOSS. Net income for the three months ended September 30, 1999 was $38,464 compared to income of $170,737 for the three months ended September 30, 1998. Management attributes this decrease to increased depreciation and interest charges relating to newly remodeled facilities. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

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

As of September 30, 1999, the Company had a working capital of $(1,412,493). The Company expects to continue to have significant capital requirements in 1999 and 2000 to finance the construction of new airport food and beverage concessions and other concession related businesses (i.e., news & gifts, inflight catering and other services). The Company anticipates capital requirements of approximately $850 thousand in the remainder of 1999 and 2000 to complete the construction of improvements at concession facilities which it has already been awarded in Louisiana. If the Company fails to secure additional funding it will have to delay construction and may lose airport concessions previously awarded to it.

The Company will have additional capital requirements during 1999 and 2000 if the Company wins additional bids or acqures additional airport concession facilities. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.

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

Additionally, the Company may be affected by the impact of the Year 2000 problem on air travel. In particular, air traffic control systems at airports throughout the country are being updated and reviewed for compliance with Year 2000 standards. Moreover, modern aircraft are complex and may contain embedded logic within their computerized systems. Computerized reservation systems are interconnected and may experience problems if participant systems are not Year 2000 compliant. While extensive efforts are being undertaken by the Federal Aviation Administration and the airline companies to bring all computer systems into Year 2000 compliance, no assurances can be made that those efforts will be successful. Moreover, it is probable that different airports or airlines will have varying degrees of success in remedying their systems depending upon the amount of time and resources devoted to the repair, and the age or complexity of their computer systems. To the extent that airports and airlines are unable to adequately review and remedy any Year 2000 problems they may have, air travel may be significantly impaired. Any significant decline in air travel, at the airports where the Company conducts business will have a material adverse impact on the Company's business and finances. Moreover, even if the airports and airlines adequately prepare for the Year 2000, public perception of the risks associated with air travel at that time may cause a decline in enplanements, with a corresponding decline in the Company's business.


                           PART II - OTHER INFORMATION

ITEM 1. LITIGATION AND CONTINGENCIES

In the ordinary course of business, the Company may become involved in disputes or litigation. On the basis of information available, management does not believe that such contingencies would have a material adverse impact on the Company's financial position or results of operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In December of 1998 the Company issued certain convertible promissory notes (the "Notes") in the aggregate principal amount of $3 million pursuant to a 12% Secured Convertible Notes Indenture (the "Indenture") dated as of December 21, 1998 between the Company and U.S. Bank National Association, as trustee. The holders of a majority of the aggregate amount of outstanding Notes have notified the Company that, during the first quarter of 1999 and continuing into the second and third quarters of 1999, the Company failed to maintain certain financial and debt covenants provided for in the Indenture. The Company has acknowledged its failure to maintain these covenants and is currently negotiating with representatives of the holders of all of the Notes to amend the Indenture and bring the Company into compliance with the provisions of the Indenture.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CREATIVE HOST SERVICES, INC.



Date:  November 15, 1999             /s/ Sayed Ali
                                     ------------------------------------------
                                     Sayed Ali, President and Chief
                                     Financial Officer