Form 10KSB
period 1999-12-31
CREATIVE HOST SERVICES INC
filed 2000-04-13
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20559

                                   FORM 10-KSB

(Mark One)
(x)                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

                                                 Name of Each Exchange On
        Title of Each Class                              Which Registered

           COMMON STOCK                                       NASDAQ



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Revenues for fiscal year 1999 were $18,176,951

         The aggregate market value of voting stock held by non-affiliates of the registrant was $59,896,809 as of March 29, 2000 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 5,704,458 shares outstanding of the registrant's Common Stock as of March 29, 2000.

                                     PART I

ITEM 1.   BUSINESS

THE CONCESSION BUSINESS

         The Company is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States. The Company currently has 40 operating concession facilities at 21 airports, 38 of which are Company owned and one of which is franchised, including concessions at Los Angeles International Airport, Denver International Airport, Portland International Airport, and the airports in Aspen, Colorado; Orange County and Ontario, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Asheville and Greensboro (Piedmont Triad), North Carolina; Allentown, Pennsylvania; Roanoke, Virginia; Columbia, South Carolina; Sioux Falls, South Dakota; Cedar Rapids and Des Moines, Iowa, Midland, Texas, and Shreveport, Louisiana. In addition, the Company has been awarded contracts for the construction of two additional concession facilities; two locations at Baton Rouge Metropolitan Airport, in Baton Rouge, Louisiana; and two locations at Shreveport Regional Airport, in Shreveport, Louisiana. The Company expects to commence operations at these facilities in 2000. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. The Company's airport concession business is complemented by inflight catering contracts awarded to it by major airlines at certain airports. The Company currently utilizes its existing facilities at airports to provide fresh meals to airlines. The Company is currently seeking and evaluating additional concession opportunities at several other airports in the United States.

         Concessions to operate food and beverage and other retail operations at domestic airports are generally granted by an airport authority pursuant to a request for proposal process. Proposals generally contain schematic drawings for the concession layout, a commitment to make capital improvements at the concession location, and sample menus. Rent is paid to the airport authority on the basis of a percentage of sales, with a minimum amount of rent guaranteed by the concessionaire. For airport locations with a history of operations, the Company evaluates information concerning historical revenues for the location to determine the amount to bid for both percentage and minimum rent. For locations which are newly constructed, the Company evaluates projections for the number of passengers expected to use the airport and amounts to be spent per person at airport concessions to form a revenues projection. Given the requirement to make capital improvements, the Company makes large capital outlays at the beginning of a concession term, which it seeks to recover during the remaining term. Concessions are usually awarded for a ten year term. Generally concessions are resubmitted for proposals at the end of the term and the Company must resubmit a bid to secure an additional ten year term.

         The Company has secured nearly all of its existing airport concessions through the request for proposal process. The Company believes its success in securing concessions through this process is attributable to tailoring its bids to each specific airport's needs, offering a unique selection of quality food and beverages, and a distinctive decor. In its proprietary menu items the Company strives to provide foods which are healthy and higher quality than typical fast food or cafeteria style products, while maintaining value pricing. The Company's Bakery/Deli style restaurants feature a selection of croissant sandwiches and a selection of vegetable, fruit and pasta salads. At locations which are anticipated to have higher revenues, the Company's strategy is to secure franchise relationships with nationally recognized food and beverage companies as part of its proposals. The Company has entered into agreements with several such companies, including Carl's Jr., Little Caesar's Pizza, TCBY Yogurt, Mrs. Fields, and Taco Bell. Under these arrangements, the Company owns the concession rights from the airport authority and the Company's employees operate the location. The Company then pays franchise fees under a franchise agreement. The Company's strategy is to continue to develop relationships with a number of national and regional food and beverage companies, which it expects will provide the Company with the flexibility to tailor product offerings to meet a particular airport's desires.

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

         CAFE AND SPIRITS: If the opportunity for a master concession is not available, then the Company submits bids utilizing specific food and beverage concepts, or other service concepts depending on the nature of the concession. One such concept is "Cafe and Spirits" which features various branded and nonbranded food and beverages, such as TCBY Yogurt and Creative Croissants, along with a bar, lounge and mini library. The Company currently operates Cafe and Spirts formats at all Creative Croissants locations that serve liquor.

         CREATIVE CROISSANTS-Registered Trademark- BAKERY DELI: The Company can implement its bakery/deli concept, Creative Croissants, either as a stand alone concession or as part of a food court, depending on the preference of the airport authority and the available concession category. The Company currently operates Creative Croissants at every airport it currently services, with the exception of the airport at Ontario, California.

         "PANACHE COFFEES": The Company has entered into an agreement with Panache Coffees to meet the growing demand for coffee beverages at airports. This concept enables the Company to service smaller areas on a more dispersed basis. The Company has presented this concept in a kiosk format and as part of other food and beverage facilities. The Company currently has Panache Coffee outlets at all locations.

         ATTAINING FRANCHISE RIGHTS: For larger concessions, where the airport desires branded food products, the Company attempts to secure franchise rights from nationally or regionally recognized food and beverage companies. The Company has entered into Franchise Agreements with (i) TCBY Yogurt to operate TCBY franchises at its Lexington, Roanoke, Columbia and Cedar Rapids concession facilities; (ii) Carl's Jr./Green Burrito to operate franchises at its two Ontario, California concession facilities which opened in October 1998; (iii) ICBY to operate ICBY franchises at its Greensboro, Des Moines, Allentown, Asheville and Sioux Falls concession facilities; (iv) Taco Bell to operate a franchise at its Greensboro concession facility; and (v) Little Caesars to operate Little Caesars franchises at some of its concession facilities. The Company may in the future purchase and operate franchises from other major food or beverage franchisors to include in its bid proposals.

         ACQUISITION OF OTHER CONCESSIONAIRES: The Company has also sought to expand its physical presence at airports by acquiring existing concessionaires with one or more airport locations. Generally, the airport authority overseeing the operations at the airport will have the right under the existing concession agreement to approve the change in control. The strengths the Company demonstrates in the request for proposal process are used to secure the consent of an airport authority to a transfer of concession rights in an acquisition of an existing location. The Company has typically negotiated for an extension of the concession term in exchange for additional capital improvements or additional facilities or menu items to be offered at the concession location as part of securing the airport authority's consent to the transfer.

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

         As part of any proposal or acquisition, the Company receives information concerning any historical operations conducted at the specific location. Generally, an airport authority will provide three years of historical information for a location with its request for proposal. Similarly, in an acquisition transaction, the Company will review a target operator's historical performance as part of its due diligence review. In either scenario, the Company then evaluates the estimated impact on revenues and gross margins that will result from any remodeling, capital improvements and menu changes. Where the concession location is to be newly constructed, such as at the Ontario, California, airport, the Company reviews estimates of passenger enplanements for the new terminals and amounts typically spent per passenger at concessions.

         Once the Company has been awarded a concession contract at an airport, it is generally scheduled to assume the management of the existing facilities within 90 to 120 days after the award, or to commence construction of an entirely new facility within three to six months after the award. The Company is generally required to place three types of bonds with an airport authority before it may take over operations at a concession. In connection with its bid, it is required to post a bond for the amount of capital improvements it is committed to make at the airport. During commencement of construction for any specific construction project, the Company is required to post a construction bond for the specific facilities to be constructed. This bond terminates upon completion of each specific project and the bond for all of the capital improvements expires upon completion of all capital improvements for the airport. In addition, the Company is required to post a performance bond to cover some specified percentage of the Company's minimum rent obligations. This bond remains in place during the term of the concession. To date the Company has not experienced significant difficulty in securing bonds for its obligations to various airport authorities. The Company's bonding capacity is limited by its size, and has therefore limited the projects on which it could bid. If the Company continues to grow, it anticipates increasing its bonding capacity and the ability to bid for larger projects at the largest domestic airports.

         Typically the Company operates an existing facility for two to three months before beginning the remodeling of the site according to the specifications in its airport bid proposal. During the remodeling phase of an existing facility, which usually takes 45 to 60 days, the facility is either closed or serves at minimal levels. Once the remodeling is completed, the facility opens for full service, generally for most hours during which the airport is actively operating.

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

         The following table identifies the Company's existing airport concessions and those which have been awarded and are expected to be in operations in 2000:

                    EXISTING AND AWARDED CONCESSION LOCATIONS
                          Year Ended December 31, 1999

                                                                   Dated of
                                                                  Completion
                                                    Date         or Expected
 Name/Location of         Description of         Commenced        Completion     Expiration Date    1999
   Concession              Concession            Operations      of Remodeling    of Contract      Revenue

Midland, Texas           Food and Beverage       January 1999    January 1999   September 2007      892,043
                         (one location)

Ontario, California      Food and Beverage       September 1998  September      July 2008         1,506,880
                         (two locations)                         1998

John F. Kennedy          Food and Beverage       October 1999    July 1999      May 2008 (2)      N.A.
International            (one location)

Greensborough            Food and Beverage       December 1997   November 1998  May 2008          2,297,463
(Piedmont Triad) North   (three locations)
Carolina

Ashenville, North        Food and Beverage       November 1997   November 1998  November 2007       447,401
Carolina                 (one location); News
                         & Gift (one location)

Sioux Falls, South       Food and Beverage       August 1997     March 1999     August 2007         850,311
Dakota                   (two locations);
                         Inflight Catering

Des Moines, Iowa(3)      Food and Beverage       July 1997       November 1998  July 2007(3)      1,508,399
                         (four locations)

Allentown, Pennsylvania  Food and Beverage       July 1996       January 1998   July 2006         1,430,347
                         (one location);
                         Inflight Catering

Columbia, South          Food and Beverage       October 1996    October 1997   October 2006(4)   1,188,799
Carolina(1)              (two locations);
                         Inflight Catering

Cedar Rapids, Iowa(1)    Master Concession;      November 1996   October 1997   March 2004(5)     1,412,915
                         Food and Beverage
                         (two locations); News
                         & Gifts (one
                         location); Specialty
                         Stores (one
                         location); Inflight
                         Catering

Lexington, Kentucky(1)   Food and Beverage       July 1996       February 1997  July 2006           767,321
                         (two locations);
                         Inflight Catering

Roanoke, Virginia(1)     Food and Beverage       June 1996       January 1997   June 2006           590,552
                         (two locations);
                         Inflight Catering



Appleton, Wisconsin(1)   Food and Beverage       January 1996    January 1996   July 2005           320,204
                         (one location)

Madison, Wisconsin (1)   Food and Beverage       January 1996    July 1996      January 2006        873,404
                         (two locations)

Portland                 Food and Beverage       October 1995    October 1995   June 2005           838,501
International(1)         (one location

Los Angeles              Food and Beverage       June 1995       September      June 2005(6)      1,094,721
International(6)         (one location)                          1995

Aspen, Colorado(1)       Food and Beverage       May 1994        May 1994       September 1999      325,900
                         (one location)

Denver International     Food and Beverage       February 1995   Two            June 2003 and     1,009,799
                         (three locations)                       completed      November 2006
                                                                 February
                                                                 1995; one
                                                                 completed
                                                                 December 1997

Orange County            Food and Beverage       September 1990  Completed      February 2001(5)  N.A
                         (one location)

Baton Rouge              Food and Beverage       July, 1999      July 2000      July 2010           508,980
                         (two Locations)

Shreveport, Louisiana    Food and Beverage       May 2000        February       November 2009     N.A.
                         (two locations)                         1996 & May
                                                                 1999

-----------------------------------------

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


FOOD PREPARATION CENTER

         The Company has contracted its 4,635 square foot food preparation center located at 6335 Ferris Square, Suites G-H, San Diego, California which is adjacent to its corporate headquarters to an outside firm to manufacture its bakery products. The center is currently operating at approximately 35% capacity. Using its proprietary recipes, the Company prepares several bakery items sold at the Creative Host concessions and at franchise restaurants, including regular croissants, croissants filled with meat, cheeses and vegetables, pastries, muffins and other bakery foods. The bakery foods are prepared, frozen in dough form and regularly shipped to concessions and franchisees where they are baked and served on a daily basis.

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

         The Company has entered into an agreement with Sysco Food Services Corporation ("Sysco"). All of the purchasing for the concession locations, except for certain perishable items such as dairy and produce, is done through Sysco resulting in uniform cost of goods and centralized costs controls.

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

         Creative Croissant franchise restaurants are generally located in regional malls, specialty centers, high rise office buildings and other areas with heavy pedestrian traffic. All of the Company's franchise operated restaurants are located in California, in the following cities: San Diego, Laguna Niguel, Mission Viejo, Orange, Laguna Hills, Martinez, Ventura, San Francisco, and Walnut Creek. Although all franchisees remain current in their purchase of food products, currently 8 of 9 franchises are in default on their monthly royalty payment obligations to the Company. This default amounts to approximately $3,000 per month in lost royalties.

         The Company expects its revenues from franchising (approximately 0.25% of total revenues for the twelve month period ended December 31, 1999) to remain unchanged or decline over time as the Company concentrates on expanding its concession business and establishing more Company owned facilities at airports and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, it may continue to sell franchises in special situations when a franchise would be more advantageous to the Company than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

MARKETING AND SALES

         The Company's marketing strategy involves two fundamental components:
(i) securing the concession and (ii) increasing sales once the concession has been granted. The Company plans to continue to concentrate its marketing and sales efforts on acquiring high volume concessions at airports and evaluating other public venues with high, captive pedestrian traffic such as sports stadiums, public libraries, zoos and theme parks throughout the United States. For the near future, the Company intends to focus on the approximately 123 airports in the United States with over 400,000 enplanements per year. In those smaller regional airports, the Company, whenever possible, will seek to be the master concessionaire for all concession operations conducted at such airports.

         The Company targets the airport concession business through its presence at airport authority association meetings and trade shows, its network of existing relationships in the airport business community, and its submission of bids in response to requests for proposals ("RFPs") by airports. By continually monitoring the availability of RFPs at airports throughout the nation, the Company seeks to be involved in every RFP that is economically feasible for it. In bidding for concessions, the Company focuses on those airports with locations indicating that the concession will earn annual gross revenues of $500,000 to $2,000,000. Once a concession has been targeted, the Company develops a customized bid tailored to address a theme or culture specific to the concession location. Management is currently working with airport managers to design unique and exciting food court areas with a variety of food choices, comfortable seating and self-serve options without the inconveniences of traditional restaurants. The Company's proposals for airports include children's play areas, reading areas, mini-libraries and computer services.

         The Company has developed several marketing techniques for its Creative Host concession locations to encourage sales and to provide additional sources of revenues. To compete within an airport, the Creative Host approach is to combine aroma and showmanship with high quality fresh and nutritious foods at value prices to attract customers. The Company's food and beverage facilities have traditionally been designed with a European flair for fresh, healthy and nutritious gourmet and specialty foods, served quickly and at value prices. The desired atmosphere has been one of a European sidewalk cafe with carved wood display cases and the use of brass, wood, marble and glass. Depending on their size, the facilities feature European style hot meal croissants filled with meats, cheeses and vegetables, gourmet coffees, fresh salads, nondairy fresh fruit shakes and other foods and beverages. Low fat, low cholesterol ingredients are utilized whenever possible, consistent with maximizing flavor. No artificial flavors or preservatives are used in any of the baked goods. A large bakery oven and brass eagle domed espresso machine create an inviting, aromatic atmosphere. Several of the concession facilities have an espresso bar, a variety of coffee selections or a juice bar. While maintaining its philosophy of offering healthy foods, value pricing and quick service, the Company is diversifying into agreements with renowned food and beverage suppliers such as Carls Jr., Little Caesar's Pizza, Taco Bell and TCBY Yogurt. The food and beverage concessions sell gourmet coffee beans as gift packages, colorful sports bottles and thermal coffee mugs featuring the "Creative Croissants-Registered Trademark-" logo and key menu items, custom gift baskets and other promotional merchandise.

PROPOSED ACQUISITION

         On March 8, 2000, the Company entered into a non-binding letter of intent with Cafe Diva Group, Ltd., an unaffiliated company engaged in the business of operating coffee kiosks, roasting and selling coffee beans on a wholesale basis and preparing and selling baked goods on a retail basis in the Northwestern and Western United States. Under the letter of intent, the Company indicated that it would acquire 100% of the assets of Cafe Diva Group, Ltd. in consideration for the issuance of a sufficient number of shares of the Company's Common Stock to result in Cafe Diva Group, Ltd. Owning 50% of the total issued and outstanding shares of the Company's Common Stock after the closing. The Company and Cafe Diva Group, Ltd. are currently in the due diligence phase and have not yet executed a definitive asset purchase agreement. The letter of intent is non-binding and there is no assurance that the acquisition will occur. Management is also evaluating other potential acquisition candidates in the same industry as the Company, but there is no assurance that the Company will acquire any new businesses. The Company plans to grow through acquisitions as well as submitting bids to other airports and other concessions.

COMPETITION

         The concession industry is extremely competitive and there are numerous competitors with greater resources and more experience than the Company. The dominant competitors in the airport concession market are Host Marriott Services Corporation ("Host Marriott") and CA One Services, Inc. ("CA One Services"), which have been serving the airport concession market for decades. Host Marriott and CA One Services have established a marketing strategy of offering comprehensive concession services to airport authorities in which they submit a bid on an entire airport or terminal complex, and often provide a well known franchise such as McDonalds or Burger King as part of their package. They generally operate large airport master concessions with annual sales in excess of $2.2 million.

         Other formidable competitors in the concession business, especially food and beverage, include Service America Corporation, Anton Food, Concession International, Air Host, Inc., ARA Services, Canteen Corporation, Morrison's Hospitality Group, Gardner Merchant Food Services, Seiler Corporation, and Service Master Food Management Services. Other competitors such as Paradies and W.H. Smith compete with the Company in the airport retail concession services market. Dobbs International and Sky Chefs, LSG dominate the inflight catering business.

         The Company is focusing initially on smaller airport concessions where competition from large competitors is less intense. However, there are a limited number of concession opportunities domestically. If the Company achieves greater penetration in regional airports, it will be required to enter into larger domestic airports, or other venues to sustain its growth. Entry into larger domestic airports will necessarily involve direct competition with Host Marriott and CA One Services.

         The Company strives to differentiate itself in all markets with the design and product mix it offers to each particular airport. The Company designs its concession bids and facilities around unique themes or concepts that it develops for each location. In this manner, the Company seeks to appeal to airport authorities that are seeking individual bidders with interesting and creative food concepts, both to boost the airport's income from percentage rents and to enhance the look and reputation of the airport and the cities it serves. The Company also offers a variety of food concepts with an emphasis on fresh foods and high quality, while maintaining a value-oriented prices.

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

         The Federal Aviation Administration requires airports receiving federal funds to award contracts for concession facilities producing at least 10% of total airport concession revenue to certain designated categories of entities that qualify as Disadvantaged Business Enterprises ("DBE"). The federal requirements do not specify the nature or manner in which the DBE must participate. Historically, companies in the industry have relied on hiring DBE employees, purchasing provisions from DBE suppliers, contracting for services from DBEs or subcontracting a portion of the concession to a DBE in order to meet this requirement. When the Company entered the airport concession business, its Common Stock was owned entirely by Mr. Sayed Ali. As a result, the Company qualified as a DBE. The Company's status as a DBE assisted it in securing concession awards with several airports, and some of the Company's concession agreements specify that it will retain its DBE status. As a result of the Company's initial public offering, Mr. Ali's ownership in the Company decreased to approximately 30%. It is unclear what impact this will have on the Company's status as a DBE. The Company has succeeded in securing airport concession contracts at 8 additional locations since its initial public offering, although the Company is not aware of the extent to which the Company's DBE status, or lack thereof, was a factor in the airport authorities' decisions to award such contracts to the Company. The federal rules do not specify a required percentage ownership for DBE status, so the Company will have to address the issue on an airport by airport basis. If necessary, the Company will comply with a particular airport's request for additional DBE participation through the industry practice of hiring or contracting with other DBEs. The Company believes that it will retain its existing locations and can continue to secure new concessions on the basis of the products and services it offers and its industry reputation. To the extent the Company's historic rate of success in securing airport concessions is attributable to its clear status as a DBE, its growth rate may decline.

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

EMPLOYEES

         The Company has over 546 employees, including 12 in administration and 534 in operations. As the Company expands and opens more concessions, the Company anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company does not have a collective bargaining agreement with its employees and is not aware of any material labor disputes.

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

ITEM 2.   PROPERTIES

         The Company's executive offices and food preparation center are located in a 8,334 square foot facility at 6335 Ferris Square, Suites G-H, San Diego, California. The combined facility is covered by a five-year lease terminating April 15, 2002 with monthly payments of $5,044 plus common area maintenance charges. The Company has one option to extend the term for an additional five-year period. The Company believes its facilities will be adequate to accommodate production of two to three times its current levels.

         The Company also leases space as part of its airports concession operations. In addition, the Company occasionally leases restaurant space which it assigns to operators in connection with franchise operations.

ITEM 3.   LEGAL PROCEEDINGS

         There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended December 31, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of securityholders during the fourth quarter of Fiscal 1999.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The Company's Common Stock trades on the NASDAQ Market under the symbol CHST. The Company completed its initial public offering on July 22, 1997 and its stock began trading on the Exchange at that time. The number of recordholders of the Common Stock was 109 on March 29, 2000. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The closing sales price of the Common Stock on March 29, 2000 was $10.50 per share. The following chart sets forth, for the fiscal period indicated, the high and low closing sales prices for the Company's Common Stock.


                                                              Low              High
                                                              ---              ----

             Fiscal 1997
                  July 22, 1997 to September 30, 1997         3 13/16          4 7/16
                  Fourth Quarter                              1 7/8            4 3/16

             Fiscal 1998
                  First Quarter                               2 1/32           2 3/4
                  Second Quarter                              1 3/4            3
                  Third Quarter                               1 3/8            2 3/16
                  Fourth Quarter                              13/16            2

         Fiscal 1999
                  First Quarter                               1 1/4            1 7/8
                  Second Quarter                              1                1 7/16
                  Third Quarter                               1 1/8            1 5/8
                  Fourth Quarter                              7/8              6 1/4

         Pursuant to a Private Placement Memorandum dated December 21, 1998, the Company sold 12% Secured Convertible Promissory Notes, together with warrants to purchase 240,000 shares of Common Stock, for an aggregate amount of $3,000,000 in cash. The principal underwriter in this offering was EBI Securities Corporation. The Notes and warrants sold in this offering were offered only to "accredited investors" as defined in the Securities Act of 1933, as amended. The underwriter received (i) 3% of the proceeds of sales of the securities to non-institutional investors purchasing less than $1,500,000 of Notes, (ii) 2% of the proceeds of sales of securities to institutional investors purchasing $1,500,000 or more of the securities, and (iii) 40,000 warrants to purchase Common Stock on the same terms as the warrants sold in this offering. These securities were sold pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Notes are convertible at the option of the holder thereof, in whole or in part, at any time on or after March 21, 1999, at $2.625 per share of Common Stock. The warrants are exercisable until December 21, 2003 at an exercise price equal to the 30-calendar day trailing average of the closing bid price of the Common Stock as of December 21, 1998, not to exceed $2.00.

         Commencing in December, 1999, the holders of the outstanding Notes began converting the outstanding balance of the Notes into Common Stock, and exercising the outstanding warrants on a "cashless" basis. By March 2000, all of the outstanding Notes had been converted into Common Stock at a rate of $2.625 per share, and all of the outstanding warrants had been exercised at an exercise price of $1.48 per share. The shares issued upon the conversion of the Notes and the exercise of the warrants were registered on a Form S-3 registration statement declared effective by the Securities and Exchange Commission on March 13, 2000.

         In January, 2000, the Company commenced a private placement of its Common Stock to accredited investors only for a price of $5.00 per share pursuant to which the Company raised approximately $1,200,000 of total capital. The Company agreed to register the shares on Form S-3, and the shareholders agreed to hold their stock for at least six months.

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

         In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1996. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 40 concession locations at 21 airports. In 1996, the Company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news, gift and other services.

         As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past five years, revenues from concession operations have grown from 59% of total revenues in 1995 to 98.6% of total revenues in 1999.

         The Company had working capital for the fiscal year ending December 31, 1999 of $(1,343,912) compared to $(1,034,572) for the fiscal year ending December 31, 1998. Capital improvement costs incurred to meet the requirements of new airport concession contracts have placed substantial demands on the Company's working capital. Subsequent to year end this negative working capital is now resolved through private placement of the Company's common stock and satisfaction of obligations through the conveyance of equity securities. As of March 31, 2000 the Company has reduced its debt from approximately $7,000,000 to $4,000,000 thus increasing its equity position from approximately $5,000,000 to $8,000,000. Additionally, the Company has raised $1,200,000 through the sale of private placement. The 462,000 outstanding warrants issued during this initial public offering are now being exercised at $5.40. The management believes all the warrants will be exercised which will result in additional capital of $2,494,800. As of March 29, 2000 approximately 300,000 warrants have been exercised resulting in capital contribution of $1,620,000. However, there is no assurance regarding the actual amount of warrants exercised.

         The Company may have capital requirements in 2000 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, inflight catering and other services. In this regard the Company may have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.

RESULTS OF OPERATIONS

         The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of its total revenues.


                                                  FISCAL YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                1997           1998           1999
                                                ----           ----           ----

Revenues:
         Concessions                             92%            95%            98%
         Food Preparation Center Sales            7              4              1
         Franchise Royalties                      1              1              1
                                                ---            ---            ---
         Total Revenues                         100%           100%           100%

         Cost of Goods Sold                     32             30             32
                                                ---            ---            ---
         Gross Profit                           68             70             68

Operating Costs and Expenses:
         Payroll and Employee Benefits          36             34             33
         Occupancy                              15             16             16
         Depreciation                            3              3              5
         General and Administrative             11             12             12
         Interest Expense                       2              1              5
         Provision for Income Taxes             0              0              0
         Other (Income) Loss                    0              0              0
                                                ---            ---            ---
         Net Income (Loss)                      1%             4%             (3)%
                                                ---            ---            ---
                                                ---            ---            ---

         FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         REVENUES. The Company's gross revenues for the fiscal year ended December 31, 1999 were $18,176,951 compared to $14,720,350, for the fiscal year ended December 31, 1998. Revenues from concession activities increased $3,931,842 ($17,917,858 compared to $13,986,016) and food preparation center sales decreased $488,117 ($188,683 compared to 676,800) while franchise royalties increased $12,876 ($70,410 compared to $57,534). Substantially all of the increase in concession activities is attributable to full year operations for the concession locations opened during fiscal 1998 and partial year operations for an additional three concession locations which opened during fiscal 1999.

         COST OF GOODS SOLD. The cost of goods sold for the fiscal year ending December 31, 1999 was $5,764,769 compared to $4,446,203 for the fiscal year ending December 31, 1998. As a percentage of total revenues, the cost of goods sold was 32% in 1999 and 30% 1998. Costs of goods sold is typically high for a newly opened concession facility as the Company gathers information concerning requirements for the specific location. Since the product is perishable, adjustments to production level effects both sales and costs of sales. As the Company improves accuracy of production and reduces the waste problem created by training, cost of sales will improve. As a result, the Company expects costs of goods sold to decline slightly as a percentage of sales as newly added stores obtain operating data.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 1999 were $12,002,547 compared to $9,692,476 for the fiscal year ended December 31, 1998. Payroll expenses increased from $5,054,800 in 1998 to $5,913,200 in 1999. As a percentage of total revenues, payroll expense was 34% in 1998 and decreased to 33% in 1999.

The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percent of revenues as newly opened facilities operate more efficiently and the Company reaps the benefits of recently implemented cost control measures. General and administrative expenses increased from $1,826,168 in 1998 to $2,199,910 in 1999, and remained the same as a percentage of total revenues at 12%. The Company will continue to add additional administrative staff commensurate with its growth but expected general and administrative expenses to continue to decline as a percentage of total revenues.

         INTEREST EXPENSE. Interest expense for the fiscal year ended December 31, 1998 was $84,839 compared to $977,612 for the fiscal year ended December 31, 1999. As a percentage of total revenues, interest expense was 1% in 1998 and increased to 5% in 1999 due to interest related to concession improvements.

         NET INCOME (LOSS). Net loss for the fiscal year ended December 31, 1999 was $(579,758) compared to net income of $480,532 for the fiscal year ended December 31, 1998. Operating income decreased in 1999 to $409,635 compared to $581,671 in 1998. Management attributes the decrease in net income mainly due to the following factors (a) costs incurred due to the conversion of $3,000,000 note, (b) the original unamortized costs that were incurred due to the conversion of related debt, and (c) penalties, interest and other fees. As a result of this the Company has reduced its debt by 43% and interest expense by 39%. Other factors that contributed to the net loss are (1) the costs of opening a number of new concessions, (2) management has adopted a change in reporting to comply with changes in its' application of FASB rules regarding the capitalization of certain expenses incurred during the start up of new concessions. The company no longer capitalizes Training Expenses, Food Costs related to training, and other expansion items and (3) Management retained a Firm to renegotiate a pool of a number of small leases (totaling $885,542) with comparatively high interest rates into larger, singular master leases with comparatively lower interest rates. A one time charge has been incurred for this service.

         SAME STORE SALES. The Company operated thirteen locations during both the full fiscal years ended December 31, 1998 and December 31, 1999. Sales for those locations were $12,151,747 for the fiscal year ended December 31, 1998 and $13,484,790 for the fiscal year ended December 31, 1999, representing an increase of $1,333,042, or 9.9%.

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

         SAME STORE SALES. The Company operated ten locations during both the full fiscal years ended December 31, 1998 and December 31, 1997. Sales for those locations were $8,286,842 for the fiscal year ended December 31, 1998 and $7,651,314 for the fiscal year ended December 31, 1997, representing an increase of $635,528 or 8.3%.

LIQUIDITY AND CAPITAL RESOURCES

         In December 1998 the Company made a private placement of $3,000,000 of 12% Secured Notes due December 21, 2003, the proceeds of which were utilized to finance the construction and capital improvements for new airport concessions, and to repay outstanding indebtedness. During 1999 the Company continued to need additional financing to establish its airport facilities, which was met primarily with equipment lease financing and two small private placements of Common Stock to accredited investors only pursuant to which approximately $467,000 of equity capital was raised. The Company's working capital position improved in December, 1999 when the holder of $1,495,000 outstanding amount of 12% Secured Notes converted the entire balance held by him into Common Stock at a rate of $2.625 per share. In January and March, 2000, the remaining $1,505,000 of outstanding 12% Secured Notes were converted into Common Stock at the rate of $2.625 per share. The exercise of the outstanding warrants that were issued at the same time as the Notes did not improve the Company's liquidity because they were exercised on a "cashless" basis, resulting in the issuance of shares without a capital contribution to the Company. The cashless exercise did, however, result in less dilution in the outstanding number of shares than if the warrants had been exercised for cash.

         The Company's liquidity and working capital improved significantly commencing in January, 2000 as a result of (a) the exercise of outstanding warrants to purchase the Company's Common Stock for an exercise price of $5.40 per share, pursuant to which approximately $1,768,500 of capital had been raised as of March 29, 2000, with approximately 135,000 remaining $5.40 warrants yet to be exercised as of that date, and (b) the private placement of approximately 240,000 shares of the Company's Common Stock for a price of $5.00 per share, pursuant to which approximately $1,200,000 of gross capital and approximately $1,080,000 of net capital had been raised as of March 29, 2000. The Company ceased the private placement of its Common Stock at $5.00 per share and expects that the remaining outstanding warrants will be exercised at $5.40 per share, although there is no assurance as to it or when those warrants will be exercised. Assuming that the remaining 135,000 warrants with the $5.40 per share exercise price are exercised, the Company would realize approximately $729,000 of additional capital. While the Company believes that the capital raised from the private placement of Common Stock and the exercise of the $5.40 warrants will be adequate to meet facility construction needs in 2000 and eliminate or substantially reduce the need for equipment lease financing, the Company intends to seek at least an additional $1,400,000 of equity capital in 2000 to finance the acquisition of other business, if suitable candidates can be found, and for general working capital purposes. There is no assurance regarding the availability of additional capital to the Company, or the availability of suitable acquisition candidates.

         The leases guaranteed by Mr. Ali are the equipment leases for the Company's food and beverage facilities at Lexington, Kentucky (approximately $150,000), and the airports in Madison and Appleton, Wisconsin (approximately $300,000). The equipment leases each have a term of 60 months, are payable in equal monthly installments and have an interest rate of approximately 17.5%. Upon payment of the last installment on each lease, the Company will own the equipment.

         When the Company is awarded a new concession facility, it is generally committed to expend a negotiated amount for capital improvements to the facility. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial expenses for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of 10 years, providing the Company an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past 3 years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that the Company has experienced over the past 2 years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company may continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements.

         As of December 31, 1999, the Company had working capital of $(1,343,912). Subsequent to year end this negative working capital is now resolved through private placement of the Company's common stock and satisfaction of obligations through the conveyance of equity securities. As of March 30, 2000 the Company has reduced its debt from approximately $7,000,000 to $4,000,000 thus increasing its equity position from approximately $5,000,000 to $8,000,000. Additionally the Company has raised $1,200,000 through the sale of private placement. The 462,000 outstanding warrants issued during this initial public offering are now being exercised at $5.40. Management believes all the warrants will be exercised which will result in additional capital of $2,494,800. As of March 29, 2000, approximately 327,500 warrants have been exercised resulting in capital contribution of $1,768,500. However, there is no assurance regarding the actual amount of warrants exercised.

         The Company anticipates capital requirements of approximately $1 million in Fiscal 2000 to complete the construction of improvements at concession facilities which it has already been awarded in Louisiana.

         The Company may have additional capital requirements during 2000 and 2001 if the Company wins additional bids or acquires additional airport concession facilities, or if the Company finds other suitable acquisition candidates. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.

ITEM 7.   FINANCIAL STATEMENTS


                          CREATIVE HOST SERVICES, INC.

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999



                                    CONTENTS


INDEPENDENT AUDITORS' REPORT                                             F-1

FINANCIAL STATEMENTS:
  Balance Sheet                                                          F-2
  Statements of Income and Operations                                    F-3
  Statement of Shareholders' Equity                                      F-4
  Statements of Cash Flows                                               F-5
  Notes to Financial Statements                                        F6-F15



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Creative Host Services, Inc.
San Diego, California

We have audited the accompanying balance sheet of Creative Host Services, Inc. as of December 31, 1999, and the related statements of income and operations, shareholders' equity and cash flows for each of the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Host Services, Inc. at December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.


/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 17, 2000

                          CREATIVE HOST SERVICES, INC.

                        BALANCE SHEET - DECEMBER 31, 1999

                                     ASSETS


CURRENT ASSETS:
  Cash                                                                      $       190,023
  Receivables, net of allowance of $9,659                                           584,156
  Inventory                                                                         357,470
  Prepaid expenses and other current assets                                         104,637
                                                                            ---------------
          Total current assets                                                                   $     1,236,286

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                                       12,139,994

DEPOSITS AND OTHER ASSETS                                                                                172,459

OTHER ASSETS, principally debt issue costs, net of
  accumulated amortization of $276,793                                                                   134,990
                                                                                                 ---------------
                                                                                                 $    13,683,729
                                                                                                 ---------------
                                                                                                 ---------------

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $     1,620,156
  Line of Credit                                                                     56,664
  Loan payable, officer-shareholder                                                  31,900
  Current maturities of notes payable                                                47,619
  Current maturities of leases payable                                              823,859
                                                                            ---------------
          Total current liabilities                                                              $     2,580,198

NOTES PAYABLE, less current maturities                                                                   151,231

LEASES PAYABLE, less current maturities                                                                3,069,257

13.3% CONVERTIBLE NOTE PAYABLE (see note 8 and note 15)                                                1,478,348

SHAREHOLDERS' EQUITY:
  Common stock; no par value,
    20,000,000 shares authorized, 4,369,887 shares
    issued and outstanding                                                        7,769,665
  Additional paid-in capital                                                        922,472
  Accumulated deficit                                                            (2,287,442)
                                                                            ---------------
          Total shareholders' equity                                                                   6,404.695
                                                                                                 ---------------
                                                                                                 $    13,683,729
                                                                                                 ---------------
                                                                                                 ---------------


See accompanying independent auditors' report and notes to financial statements.


                           CREATIVE HOST SERVICES, INC.

                        STATEMENTS OF INCOME AND OPERATIONS


                                                                        Year ended                      Year ended
                                                                     December 31, 1998              December 31, 1999
                                                                     -----------------              -----------------
REVENUES:

  Concessions                                                        $     13,986,016                  $ 17,917,858
  Food preparation center sales                                               676,800                       188,683
  Franchise royalties                                                          57,534                        70,410
                                                                     ----------------                ----------------
          Total revenues                                                   14,720,350                    18,176,951
COST OF GOODS SOLD                                                          4,446,203                     5,764,769
                                                                     ----------------                 ---------------
GROSS PROFIT                                                               10,274,147                    12,412,182
                                                                     ----------------                  ---------------

OPERATING COSTS AND EXPENSES:
  Payroll and other employee benefits                                       5,054,800                     5,913,200
  Occupancy                                                                 2,811,508                     3,889,437
  General, administrative and selling expenses                              1,826,168                     2,199,910
                                                                     ----------------                  ---------------
          Total operating costs and expenses                                9,692,476                    12,002,547
                                                                     ----------------                  ---------------

INCOME FROM OPERATIONS                                                        581,671                       409,635
                                                                     ----------------                  ---------------

INTEREST EXPENSE                                                              (84,839)                     (977,612)
                                                                     ----------------                  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                             496,832                      (567,977)

PROVISION FOR INCOME TAXES, all current                                        16,300                        11,781
                                                                     ----------------                  ---------------

NET INCOME (LOSS)                                                    $        480,532                  $   (579,758)
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------

NET INCOME (LOSS) PER SHARE BASIC AND DILUTED:
  Basic                                                              $           0.15                  $      (0.18)
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------
  Diluted                                                                        0.15                         (0.18)
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                                     3,114,477                     3,295,843
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------
  Diluted                                                                   3,135,166                     3,295,843
                                                                     ----------------                  ---------------
                                                                     ----------------                  ---------------



See accompanying independent auditors' report and notes to financial statements.

                         CREATIVE HOST SERVICES, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                                    Total
                                                       Common stock             Additional                      shareholders'
                                                --------------------------       paid-in         Accumulated       equity
                                                 Shares           Amount         capital          deficit         (deficit)
                                                 ------           ------        ----------        -------         ---------

Balance at January 1, 1998                      3,099,705      $ 5,820,514      $  857,537     $ (2,188,216)     $ 4,489,835

Net income for the year
  ended December 31, 1998                                                                           480,532          480,532

Common stock issued as partial
  consideration for rights to food
  concessions at Denver Airport                   100,000          137,500                                           137,500

Common stock issued for settlement
  of dispute                                       10,000           13,750                                            13,750

Issuance of warrants in connection
  with financing                                                                    80,125                            80,125
                                                ---------      -----------      ----------      ------------      -----------

Balance at December 31, 1998                    3,209,705        5,971.764         937,662       (1,707,684)       5,201,742

Net loss for the year ended
  December 31, 1999                                                                                (579,758)        (579,758)

Net proceeds from issuance of common stock        140,000          112,000                                           112,000

Net proceeds from issuance of common stock        355,000          355,000                                           355,000

Warrants exercised in exchange for common
  stock                                            94,572           15,190         (15,190)

Conversion of convertible debt                    570,610        1,315,711                                         1,315,711
                                                ---------      -----------      ----------       -----------      -----------

Balance at December 31, 1999                    4,369,887     $  7,769,665      $  922,472       $(2,287,442)    $ 6,404,695
                                                ---------      -----------      ----------       -----------      -----------
                                                ---------      -----------      ----------       -----------      -----------



See accompanying independent auditors' report and notes to financial statements.

                         CREATIVE HOST SERVICES, INC.

                           STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                         Year ended                 Year ended
                                                                      December 31, 1998         December 31, 1999
                                                                      -----------------         -----------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income (loss)                                                     $   480,532                $  (579,758)
                                                                        -----------                -----------

 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                         617,129                  1,027,100
      Bad debt expense in excess of provision                                     -                      4,850
      Amortization of bond discount                                               -                     13,848

 CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                   (67,179)                   (97,650)
      Inventory                                                            (112,018)                    81,952
      Prepaid expenses and other current assets                             (42,376)                   (23,571)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses                                  73,916                    254,427
      Income taxes payable                                                   11,758                          -
                                                                        -----------                -----------

          Total adjustments                                                 481,230                  1,260,956
                                                                        -----------                -----------

          Net cash provided by operating activities                         961,762                    681,198
                                                                        -----------                -----------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Property and equipment                                                 (5,053,508)                (3,511,217)
  Deposits and other assets                                                 (67,851)                    27,853
  Loan costs                                                               (391,029)                         -
  Other assets                                                               (5,008)                         -
                                                                        -----------                -----------
          Net cash used for investing activities                         (5,517,396)                (3,483,364)
                                                                        -----------                -----------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Net proceeds from leases payable                                          999,021                  3,239,762
  Proceeds from notes payable                                             2,932,847                    178,527
  Issuance of capital stock                                                 151,250                    442,956
  Proceeds from redemption of preferred stock                                80,125                          -
  Repayment of notes payable                                               (172,566)                   (12,119)
  Repayment of leases payable                                              (404,529)                (1,085,244)
  Proceeds from line of credit                                                    -                     56,664
  Proceeds from loan payable, officer-shareholder                                 -                     31,900
                                                                        -----------                -----------

          Net cash provided by financing activities                       3,586,148                  2,852,446
                                                                        -----------                -----------

NET INCREASE (DECREASE) IN CASH                                            (969,486)                    50,280
CASH, beginning of year                                                   1,109,229                    139,743
                                                                        -----------                -----------

CASH, end of year                                                       $   139,743                $   190,023
                                                                        -----------                -----------
                                                                        -----------                -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                         $   218,588                $   993,813
                                                                        -----------                -----------
                                                                        -----------                -----------
  Income taxes paid                                                     $     4,542                $     7,847
                                                                        -----------                -----------
                                                                        -----------                -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

  Notes payable converted to common stock                               $         -                $ 1,495,000
                                                                        -----------                -----------
                                                                        -----------                -----------



See accompanying independent auditors' report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        ORGANIZATION AND BASIS OF PRESENTATION:

            Creative Host Services, Inc. was formed in 1986 to acquire the operating assets of Creative Croissants, Inc., which consisted of a food preparation center in San Diego and two French-style cafes featuring hot meal croissants, muffins, pastas and salads. The cafes were acquired in May 1987 and the food preparation center was acquired in April 1988 in transactions accounted for using the purchase method of accounting. In 1989, the Company commenced franchising operations, licensing its trademarks to third parties, who agreed to purchase baked goods from the Company's food preparation center under franchise arrangements with the Company, and earned an initial franchise fee, a royalty based upon sales, and in some cases advertising and marketing fees as a percentage of gross sales. In 1995, the Company began operating company owned food and beverage concessions at airports and commenced certain in-flight catering sales. The Company also sells baked goods from its food preparation center directly to restaurants, hospitals and other institutional clients in the San Diego area. The accompanying financial statements include the operations of Company-owned concessions (mainly at various airports across the United States), revenues earned from franchisees and operations from its wholesale food preparation activities.

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

                          YEAR ENDED DECEMBER 31, 1999


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        PROPERTY AND EQUIPMENT:

            Property and equipment are recorded at cost, including interest on funds to finance the construction of concession locations. Such interest amounted to approximately $24,000 and $144,000 during 1999 and 1998, respectively. For financial statement purposes, depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows:



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

        DEBT ISSUE COSTS:

            Legal and accounting fees and other expenses associated with the issuance of the 12% convertible notes payable (Note 8) are being amortized using the straight-line method over the term of the notes.

        INCOME TAXES:

            Deferred income taxes arise from temporary differences in the basis of assets and liabilities reported for financial statement and income tax purposes.

        COMPREHENSIVE LOSS:

            Comprehensive loss consists of net loss only.

See accompanying independent auditors' report.

                          CREATIVE HOST SERVICES, INC.

                          YEAR ENDED DECEMBER 31, 1999


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        EARNINGS PER SHARE:

            Earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included in the earnings per share computation for the year ended December 31, 1999 as the amounts are anti-dilutive. The following reconciles amounts reported in the financial statements:


                                                                                                1998
                                                                          ------------------------------------------------
                                                                                                               Per share
                                                                               Income           Shares           Amount
                                                                           ------------       ----------      ----------
                    Net income - basic earnings per share                  $    480,532        3,114,477      $      .15
                                                                                                              -----------
                                                                                                              -----------

                    Effect of dilutive securities:

                    Warrants                                                          -           20,689
                                                                           ------------       ------------
                    Net income - diluted earnings per share                $    480,532        3,135,166      $     0.15
                                                                           ------------       ------------    -----------
                                                                           ------------       ------------    -----------


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

                         CREATIVE HOST SERVICES, INC.

                         YEAR ENDED DECEMBER 31, 1999


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        RECENT PRONOUNCEMENTS EFFECTIVE SUBSEQUENT TO 1998:

            In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material effect on the Company's financial statements.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the effective date for which was deferred by SFAS No. 137 until fiscal years beginning after June 15, 1999. The Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on its financial statements.

(2)     PROPERTY AND EQUIPMENT:


        A summary at December 31, 1999 is as follows:


               Food and beverage concession equipment                           $     13,814,775
               Food preparation equipment                                                352,932
               Leasehold improvements                                                    133,198
               Office equipment                                                          113,512
                                                                                ----------------

                                                                                      14,414,417
               Less accumulated depreciation and amortization                          2,274,423
                                                                                ----------------
                                                                                $     12,139,994
                                                                                ----------------
                                                                                ----------------


            Depreciation and amortization expense (related to property and equipment only) totaled $953,912 and $547,153 for the years ended December 31, 1999 and 1998, respectively.


(3)     OTHER ASSETS:

        A summary at December 31, 1999 is as follows:


               Loan fees                                                        $        321,480
               Franchise costs                                                            90,304
                                                                                ----------------

                                                                                         411,784
               Less accumulated amortization                                             276,794
                                                                                ----------------
                                                                                $        134,990
                                                                                ----------------
                                                                                ----------------



(4)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

            Purchases from one supplier amounted to approximately $2,546,000 for the year ended December 31, 1999. Approximately $193,000 of the accounts payable was due to this supplier at December 31, 1999.

(5)      LINE OF CREDIT:

            The Company has a $100,000 revolving line of credit with a bank. The line incurs an interest rate of 2.975% of the bank's reference rate. Principal and interest payments of $4,809 are due through December 31, 2000.

(6)      LOAN PAYABLE, OFFICER-STOCKHOLDER:

            The loan is uncollaterialized, non-interest bearing and due on demand. Total payments of $21,000 have been made subsequent to year-end.

See accompanying independent auditors' report.

                          CREATIVE HOST SERVICES, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

(7)     NOTES PAYABLE:

        A summary is as follows:



               Note payable to equipment finance company, interest at 26% per annum, due in monthly installments of $2,896 through June 2000;
                 $4,325 through December 2000; $4896 through December 2003,
                 secured by equipment                                                     $        130,492
               Note payable to landlord of former franchisee, interest
                 at the greater of 10% or bank prime rate plus 1%,
                 due in monthly installments of $1,264 through 2001                                 19,958
               Note payable to shareholder, interest at 8% per annum, due in monthly installments of $2,277 through November 2001. The note can be converted to shares of the Company's common stock any time on or before November 2001 at a conversion rate of $1.00 per share based on the outstanding balance of principal
                 and interest due                                                                   48,400
                                                                                          ----------------

                                                                                                   198,850
               Less current maturities                                                              47,619
                                                                                          ----------------
                                                                                          $        151,231
                                                                                          ----------------
                                                                                          ----------------



        The following is a summary of the principal amounts payable over the next four years and thereafter:


               2000                                                                       $         47,619
               2001                                                                                 60,628
               2002                                                                                 39,435
               2003                                                                                 51,168
                                                                                          ----------------

                                                                                          $        198,850
                                                                                          ----------------
                                                                                          ----------------

            Interest expense for all corporate borrowings (including leases) totaled approximately $1,008,000 and $220,000 for 1999 and 1998, respectively. Interest costs of $24,463 incurred in 1999 were capitalized in connection with concession improvements. Additional interest costs of $13,848 were incurred during 1999 relating to the discount on notes issued during 1998.

(8)         13.3% CONVERTIBLE NOTES PAYABLE:

            In December 1998, the Company conducted a private placement offering. The Company sold 3,000 units. Each unit consisted of a $1,000 note payable with interest of 12% per annum and 80 common stock purchase warrants. Each warrant entitles the holder to buy one share of common stock at an exercise price of $1.48. The warrants expire on December 31, 2003. A payment of interest only was payable monthly commencing January 1999 until January 2001. Commencing January 2001, a payment of total principal and interest of $43,041 was payable monthly until December 2003, at which time all unpaid principal and interest was due. The notes were collateralized by substantially all assets of the Company and shares owned by the president and major stockholder of the Company. Commencing March 1999, each note could be converted, at the option of the holder, to shares of the Company's common stock at the price per share of $2.625 (up to the outstanding balance of principal and interest due). The fair value of the associated warrants was determined based on the put price per the Black Scholes pricing method. The value of the warrants amounted to $24,240 and were included in paid-in capital in 1998. Net proceeds raised from the notes in the amount of approximately $2,600,000 were used to pay for certain improvements to concessions operated by the Company.

            In December 1999, $1,495,000 of the outstanding note, net of unamortized discounts and related costs of original issuance, was converted to 570,610 shares of the Company's common stock at $2,625 per share. In March 2000, the balance of $1,478,348 was converted (see Note 15).

See accompanying independent auditors' report.

                           CREATIVE HOST SERVICES, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           YEAR ENDED DECEMBER 31, 1999

(9)     LEASES PAYABLE:

        A summary is as follows:



        Equipment leases payable, finance company, approximate average interest at 15.6%, due in monthly installments through the
          year 2004, secured by food and beverage concession equipment                    $      3,893,116

        Less current maturities                                                                    823,859
                                                                                          ----------------
                                                                                          $      3,069,257
                                                                                          ----------------
                                                                                          ----------------



        The following is a summary of the principal amounts payable over the next five years:


               2000                                                                       $        823,859
               2001                                                                                846,444
               2002                                                                                915,961
               2003                                                                                825,449
               2004                                                                                481,403
                                                                                          ----------------
                                                                                          $      3,893,116
                                                                                          ----------------
                                                                                          ----------------



(10)    INCOME TAXES:

        For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $2,507,000, which expire through 2019 and are available to offset future income tax liabilities. Due to the completion of an initial public offering, there are significant limitations on the Company's ability to utilize this operating loss carryforward.

        Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1999 are as follows:


               Net operating loss carryforwards                                           $       1,002,800
               Valuation allowance                                                               (1,002,800)
                                                                                          -----------------

                         Net deferred taxes                                               $               -
                                                                                          -----------------
                                                                                          -----------------



See accompanying independent auditors' report.

                                   CREATIVE HOST SERVICES, INC.

                                   YEAR ENDED DECEMBER 31, 1999


(11)    COMMITMENTS AND CONTINGENCIES:

        The Company leases its office facility, food preparation center and concession locations under various lease agreements expiring through 2006. Rental expense under operating leases totaled $2,885,545 and $2,269,023 for 1999 and 1998, respectively. As of December 31, 1999, future minimum rental payments required under operating leases, exclusive of additional rental payments based on concession sales and numbers of enplanements, are as follows:



               Year ending December 31,
                   2000                                                                   $      2,309,880
                   2001                                                                          2,312,380
                   2002                                                                          2,270,375
                   2003                                                                          2,258,040
                   2004                                                                          2,061,268
                   Thereafter                                                                    4,922,143
                                                                                          ----------------

                                                                                          $     16,134,086
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

                            CREATIVE HOST SERVICES, INC.

                            YEAR ENDED DECEMBER 31, 1999


(12)    COMMON STOCK:

        In November 1999, 120,000 purchase warrants were issued to an individual for consulting services. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $1.375 per share. The warrants are exercisable immediately and expire
        November 19, 2004.

        In December 1999, a note holder exercised 150,400 warrants to purchase common stock. The note holder exercised the warrants on a "cashless" basis and as a result was issued 94,572 shares of the Company's common stock.

(13)    STOCK OPTIONS:

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

        The number and weighted average exercise prices of options granted under the 1997 plan, for the years ended December 31, 1998 and 1999 are as follows:



                                                                         1998                               1999
                                                             -------------------------------     ---------------------------
                                                                                  Average                           Average
                                                                                  Exercise                          Exercise
                                                               Number               Price           Number            Price
                                                              --------           ----------        --------      -----------

        Outstanding at beginning of the year                   161,500            $  4.05           171,500      $     3.94
        Outstanding at end of the year                         171,500               3.94           220,000            3.26
        Exercisable at end of the year                               -                  -           203,000            2.79
        Granted during the year                                 10,000               2.13            65,000            2.25
        Expired during the year                                      -                  -            16,500            2.82



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

        Proforma information regarding net loss and loss per share under the fair value method has not been presented as the amounts are immaterial for the year ended December 31, 1999. Proforma information regarding net loss and loss per share for the year ended December 31, 1998 under the fair value method is as follows:


                                                      Historical        Proforma
                                                      ----------       ----------

            Net loss                                  $ (579,758)      $ (628,058)
                                                      ----------       ----------
                                                      ----------       ----------

            Net loss per share - basic and diluted    $    (0.18)      $    (0.19)
                                                      ----------       ----------
                                                      ----------       ----------

See accompanying independent auditors' report.

                        CREATIVE HOST SERVICES, INC.

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        YEAR ENDED DECEMBER 31, 1999

(14) WARRANTS:

        At December 31, 1999, the Company had warrants outstanding that allow the holders to purchase up to 1,072,693 shares of common stock at exercise prices ranging from $1.38 to $5.40. The warrants may be exercised any time prior to November, 2004.

        The number and weighted average exercise prices of the warrants for the years ended December 31, 1998 and 1999 are as follows:



                                                              1998                                  1999
                                                -------------------------------      ---------------------------------
                                                                      Average                                Average
                                                                     Exercise                               Exercise
                                                  Number               Price            Number                Price
                                                ---------            --------         ---------            -----------

Outstanding at beginning of the year              577,500            $   5.40         1,103,093            $   3.58
Outstanding at end of the year                  1,103,093                3.58         1,072,693                3.36
Exercisable at end of the year                  1,103,093                3.58         1,072,693                3.36
Granted during the year                           525,593                1.57           120,000                1.38
Exercised during the year                               -                -              150,400                1.48


(15)    SUBSEQUENT EVENT:

        In March, 2000, the balance of the note payable for $1,478,348 (Note 8), net of unamortized discounts and related costs of original issuance, was converted to 574,427 shares of the Company's common stock using a share valuation of $2.625.


See accompanying independent auditors' report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT



NAME                                AGE              POSITION
----                                ---              --------

Sayed Ali                           51               Chairman of the Board of Directors,
                                                     President and Chief Financial Officer
Booker T. Graves(1)                 60               Director
John P. Donohue, Jr.(1)(2)          68               Director
Charles B. Radloff                  70               Director

-----------
(1) Member of Compensation Committee
(2) Member of Audit Committee

         SAYED ALI is the founder, Chairman of the Board of Directors, President and Chief Financial Officer of the Company. Mr. Ali has served as Chairman of the Board of Directors and President since 1986. Mr. Ali served as Chief Financial Officer from December 1986 to February 1997, and since August 1997. Mr. Ali served as the Secretary of the Company from 1986 to December 1996. Prior to founding the Company, from May 1985 to September 1987, Mr. Ali was the Director of Operations of Steffa Control Systems, a manufacturer of energy management systems, which had annual sales of $30 to $35 million. From March 1980 until May 1985, Mr. Ali was the Director of Operations for Oak Industries, Inc., a telecommunications equipment manufacturer.

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

         CHARLES B. RADLOFF has served as a business advisor and member of the board of directors of DB Products, Inc. a privately owned company engaged in the design, manufacture, and sale of electronic components for the communications and aerospace industries. From 1987 to 1991, Mr. Radloff was President and Chief Executive Officer of AKZO Electronic Materials Company, an electronics manufacturer and wholly-owned subsidiary of AZKO, which is a Dutch multi-national corporation with annual sales of approximately $12 billion. From 1965 to 1987, Mr. Radloff served in various executive positions with Oak Industries, Inc., including his position as President and Chief Executive Officer of Oak Communications and Chief Executive Officer of Oak Technology. Mr. Radloff has also served on the board of directors of Comstream, Inc.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition, each outside director is entitled to receive options as approved by the Board of Directors under the Company's 1997 Stock Option Plan. No new options were issued to outside directors during the fiscal year 1998. During fiscal year 1997, each outside director was issued an aggregate of 15,000 options, all of which are now vested. During the fiscal year 1999 each outside director was issued 15,000 options, all of which are now vested. The Company may propose a new stock option plan to the shareholders in 2000.

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

         The following table and notes set forth the annual cash compensation paid to Sayed Ali, Chairman of the Board and President of the Company. No other person's compensation exceeded $100,000 per annum during the Company's fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                              ------------------------------------    -----------------------------------------
                                                                                 AWARDS                PAYOUTS
                                                                      ----------------------------     --------
                                                                                       SECURITIES
                                                          OTHER       RESTRICTED        UNDERLYING                       ALL OTHER
                                                         ANNUAL          STOCK          OPTIONS/          LTIP            COMPEN-
 NAME/TITLE                    SALARY       BONUS         COMP.         AWARDS            SARS           PAYOUTS          SATION
 YEAR                            $            $             $              $              #(1)            $                $
----------------               --------     ---------     ---------    ----------    --------------      --------       -----------
 Sayed Ali
      President
           1999                 120,000           --                           --            10,000                           --
           1998                 108,000           --            --                               --         --                --
           1997                  96,000           --            --             --            75,000         --                --
           1996                  71,000           --            --             --                --         --                --


--------------------------------------
(1)      Consists of options granted under the Company's 1997 Stock Option Plan.

         The following table sets forth the options granted to Mr. Ali during the Company's fiscal year ended December 31, 1999.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS



--------------- ------------------------- ----------------- --------------------- ------------- ------------
                  Potential Realizable       Number of        Percent of Total
                Value at Assumed Annual      Securities         Options/SARS
                  Rates of Stock Price       Underlying          Granted to       Exercise or
                Appreciation for Option     Options/SARS    Employees in Fiscal    Base Price   Expiration
     Name               Term (a)            Granted (#)           year (%)           ($/SH)        Date
--------------- ------------------------- ----------------- --------------------- ------------- ------------

Sayed Ali             $ 69,600                10,000             10,000             $ 1.02      10/18/2004

(a) For the purpose of this table the stock price is assumed to increase at the rate of 5% per year.


         The following table summarizes the number and value of all unexercised options granted to and held by Mr. Ali at the end of 1999. No options were exercised by Mr. Ali during 1999.

                          FISCAL YEAR-END OPTION VALUES


                                    Number of Securities               Value of Unexercised
                                    Underlying Unexercised             In-the-Money Options
                                    Option at FY-End (#)               at FY-End ($)(1)
                           ------------------------------              ----------------------------
     Name                  Exercisable      Unexercisable              Exercisable      Unexercisable
-----------------          ------------      -------------             ------------      -------------

Sayed Ali                     85,000             0                     $ 259,300                 0


------------
(1) Based on the closing bid price for the Company's Common Stock at the close of market on December 31, 1999 as reported by NASDAQ.

EMPLOYMENT AGREEMENT

         The Company has entered into a five year employment agreement with Sayed Ali, the Company's President. The term of the agreement commenced January 1, 1997 and provides for annual base compensation of $96,000 and $108,000 over each of the calendar years 1997 and 1998 and $120,000 thereafter. The agreement also calls for Mr. Ali to receive 60,000 options to purchase Common Stock under the Company's 1996 Stock Option Plan, exercisable at $3.30 per share, which vest 20,000 per year over the first three anniversaries of the date of grant. In addition, Mr. Ali is eligible to receive annual cash bonuses as well as additional option grants at the discretion of the Board of Directors. Finally, the agreement provides that upon a termination of employment, Mr. Ali will be entitled to a severance payment equal to his annual base compensation. The Company's Board of Directors and Sayed Ali are discussing possible amendments to Mr. Ali's employment agreement, which may be effective as of January 1, 2000. The terms of the amendment have not yet been agreed upon and no definitive amendment to the employment agreement have been executed.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 29, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Creative Host Services, Inc. 6335 Ferris Square, Suites G-H, San Diego, California 92121.



Name and Address of Owner                                      Shares Beneficially Owned(1)
--------------------------------------                        --------------------------------



                                                     Number                Percent(2)
                                                     ---------------       -----------

Sayed Ali                                            1,010,000(3)          17.9%

Booker T. Graves                                     25,000(4)               *

John P. Donahue, Jr.                                 25,000(4)               *

Paul A. Karas                                        10,000(4)               *

Tasneem Vakharia                                     45,000(5)             .8%

Charles B. Radloff                                   15,000                  *

All officers and directors as a group                1,130,000(6)          19.8%
  (5 persons)

--------------------
  *  Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 29, 2000, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table having sole voting and investment power with respect to all shares of Common Stock beneficially owned. For purposes of the calculation of the percentage of outstanding shares owned, the total issued and outstanding number of shares on March 29, 2000, not including unexercised warrants and stock options, is utilized.

(2) Does not include 630,600 shares of Common Stock issuable upon exercise of outstanding warrants.

(3) Includes 85,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan.

(4) Includes 10,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 5,000 shares issuable upon exercise of unvested options which vest in January 2000.

(5) Consists solely of shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan.

(6) Includes 115,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. Does not include 40,000 shares issuable upon exercise of unvested stock options which vest over the one year period subsequent to December 31, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit No.                                 Description                                 Page No.
------------                                -----------                                 --------

   3.1        Amended and Restated Articles of Incorporation*
   3.2        Bylaws*
   4.1        Specimen Certificate for Common Stock*



   4.3        Warrant Agreement (including form of Warrant
              Certificate)*
   10.1       1997 Stock Option Plan*
   10.2       Employment Agreement between the Company and Sayed
              Ali*
   10.3       Lease Space In The Cedar Rapids Municipal Airport Terminal For The
              Purpose of Operating Food/Beverage, News/Gift, And Airline
              Catering Concessions dated as of September 16, 1996 between the
              Company and Cedar Rapids Airport Commission.*
   10.4       Food And Beverage Concession Agreement And Lease dated
              as of October 4, 1996 between the Company and Richland
              -Lexington Airport District.*
   10.5       Agreement between the Company and Delta Airlines.*
   10.6       Concession And Lease Agreement dated as of May 24,
              1996 between the Company and Lehigh-Northhampton
              Airport Authority.*
   10.7       Food And Beverage Concession Agreement And Lease
              Bluegrass Airport between the Company and Lexington-
              Fayette Urban County Airport Board.*
   10.8       Food And Beverage Concession Agreement dated as of
              July 26, 1995 between the Company and Outagamie
              County.*
   10.9       Food And Beverage Lease And Concession Agreement dated
              as of May 17, 1996 between the Company and Roanoke
              Regional Airport Commission.*
   10.10      Food And Beverage Concession Agreement dated as of October 24,
              1995 between the Company and the County of Dane.*
   10.11      Food And Beverage Concession Lease Agreement dated as of June 10,
              1994 between the Company and the Port of Portland.*
   10.12      Concession Agreement dated as of March 25, 1995
              between the Company and City of Los Angeles.*
   10.13      License And Use Agreement Food/Beverage Service Aspen/Pitkin
              County Airport 1994 Through 1999 dated as of April 1994 between the Company and Board of County Commissions of Pitkin County
              Colorado.*
   10.14      Food Court Agreement dated as of November 14, 1996 between the
              Company and City and County of Denver.*
   10.15      Agreement between the Company and the City and County
              of Denver as of November 19, 1996.*
   10.16      Agreement dated as of February 8, 1996 between the
              Company and the County of Orange.*
   10.17      Concession Agreement for Food and Beverage Operations
              at the Des Moines International Airport between the
              Company and the City of Des Moines, Iowa dated as of
              June 2, 1997.**
   10.18      Concession Agreement between the City of Los Angles
              Department of Airports and the Companing Covering the
              Operation and Management of the Food and Beverage
              Package #3 Concession at Ontario International
              Airport.**
   10.19      Concession Agreement and Lease between the Piedmont
              Triad Airport Authority and the Company.**
   10.20      Form of Franchise Agreement.*
   10.21      TCBY Franchise Agreement dated October 29, 1996
              between TCBY Systems, Inc., and St. Clair Development
              Corporation.*
   10.22      Industrial Real Estate Lease between the Company and
              WHPX-S Real Estate Limited Partnership.*
   10.23      Indenture and Related Documents for the 12% Secured
              Convertible Notes Due December 21, 2003.***
---------

* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-6722) on Form SB-2 filed with the SEC on April 3, 1997.

** Incorporated by reference from the exhibits included with the Company's Annual Report (No. 000-22845) on Form 10-KSB filed with the SEC on March 31, 1998.

*** Incorporated by reference from the exhibits included with the Company's Report Form 8-K, dated December 21, 1998.

         (b)The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended December 31, 1999.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2000              CREATIVE HOST SERVICES, INC.

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



  /s/ Sayed Ali             Chairman of the Board and          March 31, 2000
----------------------      President
 Sayed Ali

  /s/ Booker T. Graves      Director                           March 31, 2000
----------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.  Director                           March 31, 2000
----------------------
 John P. Donohue, Jr.

  /s/ Charles B. Radloff    Director                           March 31, 2000
----------------------
 Charles B. Radloff

                          CREATIVE HOST SERVICES, INC.
                                INDEX TO EXHIBITS


                                                             SEQUENTIALLY
EXHIBIT NO.                       EXHIBIT                    NUMBERED PAGE
-----------                       --------                   -------------

   27                        Financial Data Schedule