Form 10QSB
period 2000-03-31
CREATIVE HOST SERVICES INC
filed 2000-05-15
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000.

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-22845

                                    --------

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

                                 (858) 587-7300
                (Issuer's telephone number, including area code)

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

                           YES  X           NO

         As of May 10, 2000, 5,750,625 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         The following financial statements are furnished:

         Balance sheet as of March 31, 2000

         Statement of Income and Operations for the three months ended March 31, 2000 and 1999

         Statement of Cash Flows for the three months ended March 31, 2000 and 1999

         Notes to Financial Statements

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                              AS OF MARCH 31, 2000


                                     ASSETS


Current Assets:
         Cash                                                                   $ 3,415,152
         Receivables                                                                585,336
         Inventory                                                                  342,973
         Prepaid & Other                                                            154,748
                                                                                -------------
                  Total Current Assets                                                            $ 4,498,209

Net Property Plant and Equipment                                                                   12,102,284
Deposits and Other Assets                                                                             168,956
Net Intangible Assets                                                                                  17,682
                                                                                                  --------------

Total Assets                                                                                      $16,787,131
                                                                                                  ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
         Accounts Payable and Accrued                                           $ 1,674,530
         Income Taxes Payable                                                        (3,007)
         Line of Credit                                                              43,075
         Current Maturities of Notes Payable                                         47,619
         Current Maturities of Leases Payable                                       823,859
                                                                                -------------
                  Total Current Liabilities                                                       $ 2,586,076

Notes Payable, Less Current Maturities                                                                144,107
Leases payable, Less Current Maturities                                                             2,993,898

Shareholders' Equity:
         Common Stock                                                           $12,499,812
         Additional Paid-in Capital                                                 922,471
         Deficiency                                                              (2,359,233)
                                                                                --------------
                  Total Shareholders' Equity                                                      $11,063,050
                                                                                                  -----------
Total Liabilities and Stockholders' Equity                                                        $16,787,131
                                                                                                  ===========


                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                       STATEMENTS OF INCOME AND OPERATIONS


                                                                            Three Months Ended
                                                                                March 31
                                                              ---------------------------------------------
                                                                     1999                      2000
                                                              ------------------        -------------------
REVENUES:
         Concessions                                                  $4,082,686                 $4,445,606
         Food Preparation Center Sales                                    81,232                     28,420
         Franchise Royalties                                              14,178                     12,756
                                                              ------------------        -------------------
                  Total Revenues                                      $4,178,096                 $4,486,782

         Cost of Goods Sold                                            1,242,389                  1,381,645
                                                              ------------------        -------------------

         Gross Profit                                                 $2,935,707                 $3,105,137

OPERATING COSTS AND EXPENSES:
         Payroll and Other Employee Benefits                          $1,437,380                 $1,506,765
         Occupancy                                                       676,779                    693,584
         General, Administrative and Selling Expenses                    758,974                    809,351
                                                              ------------------        -------------------
                  Total Operating Costs and Expenses                  $2,873,133                 $3,009,700

INCOME FROM OPERATIONS                                                $   62,574                 $   95,437

INTEREST EXPENSE - NET                                                   185,660                    164,168
                                                              ------------------        -------------------

NET INCOME(LOSS) BEFORE INCOME TAXES                                    (123,086)                   (68,731)

PROVISION FOR INCOME TAXES, ALL CURRENT                                        0                      3,059
                                                              ------------------        -------------------

NET INCOME (LOSS)                                                     $ (123,086)                $  (71,790)
                                                              ==================        ===================

NET INCOME (LOSS) PER SHARE BASIC AND DILUTED                         $    (0.04)                $    (0.01)
                                                              ==================        ===================


                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                             STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                         Year ended                Year ended
                                                                       March 31, 1999            March 31, 2000
                                                                       --------------            --------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
         Net Income (loss)                                             $   (123,086)             $     (71,790)
                                                                       -------------             --------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASE
PROVIDED BY OPERATING ACTIVITIES:
         Depreciation and amortization                                      287,997                    288,626

CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
         Accounts receivable                                               (166,495)                    17,983
         Inventory                                                          (17,230)                    14,497
         Prepaid expenses and other current assets                          (33,453)                   (50,110)

INCREASE (DECREASE) IN LIABILITIES:
         Accounts payable and accrued expenses                               36,527                     51,367
         Income taxes payable                                               (11,350)                         0
                                                                       -------------             --------------

                  Total Adjustments                                          95,996                    322,363
                                                                       -------------             --------------

                  Net cash provided by operating activities                 (27,090)                  (250,573)
                                                                       -------------             --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
         Property and equipment                                          (2,569,075)                  (236,470)
         Deposits and other assets                                           (8,756)                     3,503
         Other assets                                                        12,782                    (12,483)
                                                                       -------------             --------------

                  Net cash used for investing activities                 (2,565,049)                  (245,450)
                                                                       -------------             --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
         Net proceeds from (payments on) leases payable                   2,633,920                    (30,637)
         (Payments on) proceeds from notes payable                           (3,005)                   245,393
         Issuance of capital stock, net                                           0                  3,069,902
         Payments on line of credit                                               0                    (13,589)
         Payments on loan payable, officer-shareholder                            0                    (51,063)
                                                                       -------------             --------------

                  Net cash provided by financing activities               2,630,915                  3,220,006
                                                                       -------------             --------------

NET INCREASE (DECREASE) IN CASH                                              38,776                  3,225,129
CASH, beginning of year                                                     139,743                    190,023
                                                                       -------------             --------------

CASH, end of year                                                        $  178,519                $ 3,415,152
                                                                       =============             ==============


See accompanying independent auditor's report and notes to financial statements.

                          CREATIVE HOST SERVICES, INC.


                          Notes to Financial Statements


         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three-month period ended March 31, 2000 have been included.

         The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         Net income per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents because of their antidilutive effect.

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

OVERVIEW

         The Company commenced business in 1987 as an owner, operator and franchiser of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 9 restaurant franchises which operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. Although the Company maintains a current offering circular on file with the FTC and various state authorities, the Company has not sold a new franchise since 1994.

         In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1996. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 40 concession locations at 21 airports. In 1996, the company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news & gift and other services.

         As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past six years, revenues from concession operations have grown from 59% of total revenues in 1995 to 99% of total revenues in 2000.

         The Company had working capital for the three months ending March 31, 2000 of $1,912,133 compared to $(923,794) for the three months ending March 31, 1999. Capital improvement costs incurred to meet the requirements of new airport concession contracts have placed demands on the Company's working capital. As of March 31, 2000 the Company has reduced its debt from the approximately $7,000,000 to $4,000,000 thus increasing its equity position from approximately $5,000,000 to $8,000,000. Additionally, the Company has raised $1,200,000 through the sale of private placement. The 462,000 outstanding warrants issued during this initial public offering are now being exercised at $5.40. The management believes all the warrants will be exercised which will result in additional capital of $2,494,800. As of March 29, 2000 approximately 300,000 warrants have been exercised resulting in capital contribution of $1,620,000. However, there is no assurance regarding the actual amount of warrants exercised.

         The Company may have additional capital requirements in 2000 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, inflight catering and other services. In this regard the Company may have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.

RESULTS OF OPERATIONS

         The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of total revenues.


                                                     FISCAL YEAR ENDED              THREE MONTHS ENDED
                                                         DECEMBER 31                      MARCH 31
                                            -----------------------------------   ------------------------
                                               1997        1998        1999          1999          2000
                                            ----------  ----------  ----------    ----------    ----------
Revenues:
         Concessions                             92%        95%         98%           98%           99%
         Food Preparation Center Sales            7          4           1             2             1
         Franchise Royalties                      1          1           1             0             0
                                            ----------  ----------  ----------    ----------    ----------
         Total Revenues                         100%       100%        100%          100%          100%
Cost of Goods Sold                               32         30          32            30            31
                                            ----------  ----------  ----------    ----------    ----------
Gross Profit                                     68         70          68            70            69
Operating Costs and Expenses:
         Payroll and Employee Benefits           36         34          33            34            34
         Occupancy                               18         19          16            16            16
         Depreciation                             3          4           5             7             7
         General and Administrative               9          8          12            11            10
Interest Expense                                  2          1           5             5             4
Other (Income) Loss                               0          0           0             0             0
                                            ----------  ----------  ----------    ----------    ----------
Net Income (Loss)                                 0%         4%         (3)%          (3)%          (2)%
                                            ==========  ==========  ==========    ==========    ==========


         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. The Company's gross revenues for the three months ended March 31, 2000 were $4,486,782 compared to $4,178,096 for the three months ended March 31, 1999, an increase of $308,686 or 7.4%. Revenues from concession activities increased $362,921 ($4,445,606 as compared to $4,082,685) while food preparation center decreased by $52,812 ($28,420 as compared to $81,232) and franchise royalty revenues decreased by $1,422 ($12,756 as compared to $14,178). The increase in concession revenues was principally attributable to the operation of concessions awarded in 1999 for a full three month period. Same store sales for concession locations that were open for a full three month period ended March 31, 1999 increased 4.0% from $4,079,040 to $4,241,400.

         COST OF GOODS SOLD. The cost of goods sold for the three months ended March 31, 2000 were $1,381,645 compared to $1,242,389 for the three months ended March 31, 1999. As a percentage of total revenue, the cost of goods sold increased to 30.8% from 29.7%. The Company's cost of goods sold are primarily food costs. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution efficiencies and operation efficiencies.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2000 were $3,009,700 compared to $2,973,133 for the three months ended March 31, 1999. Payroll expenses increased to $1,506,765 for the three months March 31, 2000 from $1,437,379 for the three months ended March 31, 1999. As a percentage of total revenue, payroll declined to 33.6% for the three months ended March 31, 2000 from 34.4% for the three months ended March 31, 1999. The increase in payroll dollar amounts is due to the addition of new concession facilities. General and administrative expenses increased to $809,351 for the three months ended March 31, 2000 from $758,974 for the three months ended March 31, 1999. Depreciation expense increased to $288,626 for the three months ended March 31, 2000 from $287,997 for the three months ended March 31, 1999. As a percentage of total revenue, general, administrative and selling expenses remained constant at 18.0%. The Company will continue to add additional administrative staff commensurate with its growth but expect general and administrative expenses to decline as a percentage of total revenues.

         INTEREST EXPENSE. Interest expense net decreased to $164,168 for the three months ended March 31, 2000 from $185,660 for the three months ended March 31, 1999. The decrease in interest expense is related to the conversion of $3,000,000 of Notes into Common Stock. The amount will decrease as a percent of sales as the year progresses.

         NET INCOME/LOSS. Net loss for the three months ended March 31, 2000 was $71,790 compared to loss of $123,086 for the three months ended March 31, 1999. Management attributes this decrease to a reduction in interest charges relating to the note conversion. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economics of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.


         EBITDA. EBITDA increased to $384,063 for the three months ended March 31, 2000, from $350,571 for the three months ended March 31, 1999. This increase is related to corresponding reductions in payroll, general, administrative and selling expenses. The Company anticipates this trend to continue improving.

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

         The prior holder of $1,505,000 of notes is also claiming that it is entitled to the issuance of approximately 106,000 additional warrants to purchase, as payment of accrued but unpaid interest in 1999, alleging that an agreement was made for the payment of such interest by the granting and "cashless" exercise of such warrants. The prior noteholder is asserting that the exercise price of such warrants should be $1.25 per share or less. The Company did not grant the warrants and does not believe that it agreed to grant them. The Company has tendered approximately $39,000 in cash to the holder as payment of the interest, and therefore deems the interest paid in full. The Company will vigorously defend against any claim made by the noteholder for additional shares of its common stock. There is however, no assurance that the Company will not be obligated to issue additional warrants or shares as a result of this claim.

         The Company's liquidity and working capital improved significantly commencing in January, 2000 as a result of (a) the exercise of outstanding warrants to purchase the Company's Common Stock for an exercise price of $5.40 per share, pursuant to which approximately $1,768,500 of capital had been raised as of March 29, 2000, with approximately 135,000 remaining $5.40 warrants yet to be exercised as of that date, and (b) the private placement of approximately 240,000 shares of the Company's Common Stock for a price of $5.00 per share, pursuant to which approximately $1,200,000 of gross capital and approximately $1,080,000 of net capital had been raised as of March 29, 2000. The Company ceased the private placement of its Common Stock at $5.00 per share and expects that the remaining outstanding warrants will be exercised at $5.40 per share, although there is no assurance as to if or when those warrants will be exercised. Assuming that the remaining 135,000 warrants with the $5.40 per share exercise price are exercised, the Company would realize approximately $729,000 of additional capital. While the Company believes that the capital raised from the private placement of Common Stock and the exercise of the $5.40 warrants will be adequate to meet facility construction needs in 2000 and eliminate or substantially reduce the need for equipment lease financing, the Company intends to seek at least an additional $1,400,000 of equity capital in 2000 to finance the acquisition of other businesses, if suitable candidates can be found, and for general working purposes.

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

         When the Company is awarded a new concession facility, it is generally committed to expend a negotiated amount for the capital improvements to the facility. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial expenses for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of 10 years, providing the Company an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past 4 years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that the Company has experienced over the past 3 years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company may continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of captial improvements and acquisitions.

         As of March 31, 2000, the Company had working capital of $1,912,133. As of March 31, 2000, the Company has reduced its debt from approximately $5,500,000 to $4,000,000 thus increasing its equity position from approximately $6,500,000 to $8,000,000. Additionally, the Company has raised $1,200,000 through the sale of a private placement.

         The Company anticipates capital requirements of approximately $1.4 million in Fiscal 2000 to complete the construction of improvements at concession facilities which it has already been awarded in Louisiana.

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




                               CREATIVE HOST SERVICES, INC.


Date:  May 10, 2000            /s/ Sayed Ali
                               ------------------------------------------------
                               Sayed Ali, President and Chief Financial Officer