Form 10KSB/A
period 1999-12-31
CREATIVE HOST SERVICES INC
filed 2000-06-06
CIK 933098

'



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

         The prior holder of $1,505,000 of notes is also claiming that it is entitled to the issuance of approximately 106,000 additional warrants to purchase shares of the Company's Common Stock, as payment of accrued but unpaid interest in 1999, alleging that an agreement was made for the payment of such interest by the granting and "cashless" exercise of such warrants. The prior noteholder is asserting that the exercise price of such warrants should be $1.25 per share or less. The Company did not grant the warrants and does not believe that it agreed to grant them. The Company has tendered approximately $39,000 in cash to the holder as payment of the interest, and therefore deems the interest paid in full. The Company will vigorously defend against any claim made by the noteholder for additional shares of its common stock. There is however, no assurance that the Company will not be obligated to issue additional warrants or shares as a result of this claim.

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

Dated:  June 6, 2000                CREATIVE HOST SERVICES, INC.

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



  /s/ Sayed Ali             Chairman of the Board and          June 6, 2000
----------------------      President
 Sayed Ali

  /s/ Booker T. Graves      Director                           June 6, 2000
----------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.  Director                           June 6, 2000
----------------------
 John P. Donohue, Jr.

  /s/ Charles B. Radloff    Director                           June 6, 2000
----------------------
 Charles B. Radloff

                          CREATIVE HOST SERVICES, INC.
                                INDEX TO EXHIBITS


                                                             SEQUENTIALLY
EXHIBIT NO.                       EXHIBIT                    NUMBERED PAGE
-----------                       --------                   -------------

   27*                        Financial Data Schedule

*Previously filed