Form 10QSB
period 2000-06-30
CREATIVE HOST SERVICES INC
filed 2000-08-08
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000.

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-22845

                                    --------


                          CREATIVE HOST SERVICES, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                    33-0169494
(State or other jurisdiction                          (IRS Employer
     of organization)                               Identification No.)


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

         YES  X            NO

         As of August 1, 2000, 6,413,972 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

         The following financial statements are furnished:

         Balance sheet as of June 30, 2000

         Statement of Income and Operations for the three months and six months ended June 30, 2000 and 1999

         Statement of Cash Flows for the three months and six months ended June 30, 2000 and 1999

         Notes to Financial Statements (unaudited)

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                               AS OF JUNE 30, 2000

                                     ASSETS
Current Assets:
  Cash                                                    $ 4,106,460
  Receivables                                                 660,851
  Inventory                                                   383,998
  Prepaid & Other                                             353,846
                                                          -----------
    Total Current Assets                                               $ 5,505,155

Net Property Plant and Equipment                                        11,892,553
Deposits and Other Assets                                                  473,456
Net Intangible Assets                                                       38,291
                                                                       -----------

Total Assets                                                           $17,909,455
                                                                       ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Accounts Payable and Accrued                            $ 1,371,759
  Line of Credit                                               31,662
  Current Maturities of Notes Payable                          47,619
  Current Maturities of Leases Payable                        823,859
                                                          -----------
    Total Current Liabilities                                          $ 2,274,899

Notes Payable, Less Current Maturities                                     144,283
Leases payable, Less Current Maturities                                  2,813,853

Shareholder's Equity:
  Common Stock                                            $13,922,714
  Additional Paid-in Capital                                  966,071
  Deficiency                                               (2,212,365)
                                                          -----------
    Total Shareholder's Equity                                         $12,676,420
                                                                       -----------

Total Liabilities and Stockholder's Equity                             $17,909,455
                                                                       ===========

                 See accompanying notes to financial statements.

                         CREATIVE HOST SERVICES, INC.

                       STATEMENTS OF INCOME AND OPERATIONS

                                                   Three Months Ended                  Six Months Ended
                                                         June 30                            June 30
                                             -----------------------------       ------------------------------
                                                  1999             2000             1999               2000
                                             -----------       -----------       -----------        -----------
REVENUES:
  Concessions                                $ 4,428,938       $ 5,144,699       $ 8,507,977        $ 9,590,305
  Food Preparation Center Sales                   30,890            35,148           115,093             63,568
  Franchise Royalties                             16,878            11,933            31,732             24,689
                                             -----------       -----------       -----------        -----------
           Total Revenues                    $ 4,476,706       $ 5,191,780       $ 8,654,802        $ 9,678,562

  Cost of Goods Sold                           1,417,409         1,670,398         2,659,797          3,052,043
                                             -----------       -----------       -----------        -----------

  Gross Profit                               $ 3,059,297       $ 3,521,382       $ 5,995,005        $ 6,626,519

OPERATING COSTS AND EXPENSES:
  Payroll and Other  Employee Benefits       $ 1,380,119       $ 1,631,367       $ 2,815,455        $ 3,136,647
  Occupancy                                      724,837           767,577         1,380,018          1,449,570
  Depreciation                                   212,378           311,287           500,375            599,914
  Selling Expenses                               415,809           369,768           763,206            742,418
  General, Administrative                        162,387           195,239           309,609            356,389
                                             -----------       -----------       -----------        -----------
  Total Operating Costs and Expenses         $ 2,895,530       $ 3,275,238       $ 5,768,663        $ 6,284,938

INCOME FROM OPERATIONS                       $   163,767       $   246,144       $   226,342        $   341,581

INTEREST EXPENSE - NET                       $   163,383       $   96,504        $   349,043        $   260,673
                                             -----------       -----------       -----------        -----------

OTHER INCOME

NET INCOME (LOSS) BEFORE
INCOME TAXES                                 $       384       $   149,640       $  (122,701)       $    80,908

PROVISION FOR INCOME TAXES,
ALL CURRENT                                            0             2,773                 0              5,831
                                             -----------       -----------       -----------        -----------

NET INCOME (LOSS)                            $       384       $   146,867       $  (122,701)       $    75,077
                                             ===========       ===========       ===========        ===========
NET INCOME (LOSS) PER SHARE
BASIC AND DILUTED                            $      0.00       $      0.02       $     (0.04)       $      0.01
                                             ===========       ===========       ===========        ===========

                 See accompanying notes to financial statements.

                             CREATIVE HOST SERVICES
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            Six Months Ended June 30
                                                                         ------------------------------
                                                                             1999               2000
                                                                         -----------        -----------
Cash flows provided by or (used for) operating
  activities:
  Net (Loss) Income                                                      $  (122,701)       $    75,077

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                              500,375            599,914

Change in operating assets and liabilities:
  Accounts receivable                                                       (174,482)           (76,696)
  Inventory                                                                  (24,521)           (26,528)
  Prepaid expenses and other current assets                                 (116,883)          (281,109)
  Taxes payable                                                              277,389                  0
  Accounts payable and accrued expenses                                      590,546           (248,397)
                                                                         -----------        -----------

  Net cash provided by operating activities                              $   929,723        $    42,261

Cash flows provided by (used for) investing activities:
  Acquisition of furniture and equipment                                  (2,995,894)          (300,919)
  (Increase) decrease in deposits                                            (24,891)          (229,200)
  (Increase) decrease in intangible assets                                    22,274                  0
                                                                         -----------        -----------

  Net cash (used) in investing activities                                $(2,998,511)       $  (530,119)

Cash flows provided by (used for) financing activities:
  Payments on line of credit                                                       0            (25,002)
  Payments on notes payable                                                   (6,087)           (55,347)
  Payments on leases payable                                               2,499,128           (207,005)
  Issuance of capital stock                                                  112,000          4,691,649
                                                                         -----------        -----------

  Net cash provided by (used for) financing activities                   $ 2,605,041        $ 4,404,295
                                                                         -----------        -----------

Net increase (decrease) in cash                                          $   536,253        $ 3,916,437
                                                                         ===========        ===========

Cash, beginning of the period                                            $   139,743        $   190,023
                                                                         ===========        ===========

Cash, ending of the period                                               $   675,996        $ 4,106,460
                                                                         ===========        ===========

                 See accompanying notes to financial statements.

                           CREATIVE HOST SERVICES, INC
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           Three Months Ended June 30
                                                                         ------------------------------
                                                                             1999              2000
                                                                         -----------        -----------
Cash flows provided by or (used for) operating activities:
  Net Income                                                             $       384        $   146,867

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                              212,378            311,287

Change in operating assets and liabilities:
  Accounts receivable                                                         (7,987)           (94,679)
  Inventory                                                                   (7,291)           (41,025)
  Prepaid expenses and other current assets                                  (83,430)          (179,935)
  Taxes payable                                                              288,739                  0
  Accounts payable and accrued expenses                                      554,019                799
                                                                         -----------        -----------
  Net cash provided by operating activities                              $   956,812        $   143,314

Cash flows provided by (used for) investing activities:
  Acquisition of furniture and equipment                                    (426,818)           (64,449)
  (Increase) decrease in deposits                                            (16,135)          (304,500)
  (Increase) decrease in other assets                                              0            (57,716)
  (Increase) decrease in intangible assets                                     9,491                  0
                                                                         -----------        -----------
  Net cash (used) in investing activities                                $  (433,462)       $  (426,665)

Cash flows provided by (used for) financing activities:
  Payments on notes payable                                              $    (3,082)       $    (3,501)
  Payments on leases payable                                                (134,792)          (176,369)
  Payments on line of credit                                                       0            (11,413)
  Issuance of capital stock                                                  112,000          1,466,502
                                                                         -----------        -----------
  Net cash provided by (used for) financing activities                   $   (25,874)       $ 1,275,219
                                                                         -----------        -----------

Net increase (decrease) in cash                                          $   497,476        $   991,868
                                                                         ===========        ===========

Cash, beginning of the period                                            $   178,519        $ 3,114,592
                                                                         ===========        ===========

Cash, ending of the period                                               $   675,995        $ 4,106,460
                                                                         ===========        ===========

                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.


                          Notes to Financial Statements


         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the six-month period ended June 30, 2000 have been included.

         The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         Net income per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents, for the six-month period ended June 30, 2000, because of their anti-dilutive effect.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND THE POTENTIAL INCREASE IN NET INCOME AND CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY TO OBTAIN THE SUBSTANTIAL ADDITIONAL CAPITAL NECESSARY TO ACQUIRE OTHER BUSINESSES AND TO COMPLETE CONSTRUCTION OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING OR FUTURE CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE INABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO MANAGE OPERATIONS, THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, THE INABILITY TO CLOSE ANY POTENTIAL MERGER OR ACQUISITION AND OTHER RISKS DISCLOSED IN PUBLIC REPORTS PUBLISHED BY THE COMPANY OR INHERENT IN THE COMPANY'S BUSINESS.

OVERVIEW

         The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 9 restaurant franchises that operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The Company has not sold a new franchise since 1994.

         In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1996. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 70 concession locations at 23 airports. In 1996, the company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news & gift and other services.

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


RESULTS OF OPERATIONS

         The following table sets forth for the period indicated selected items of the Company's statement of income and operations as a percentage of total revenues.

                                             FISCAL YEAR ENDED              SIX MONTHS ENDED
                                                DECEMBER 31                      JUNE 30
                                       ----------------------------         -----------------
                                       1997        1998        1999         1999         2000
                                       ----        ----        ----         ----         ----
Revenues:
  Concessions                           92%         95%         98%          98%          99%
  Food Preparation Center Sales          7           4           1            1            1
  Franchise Royalties                    1           1           1            1            0
                                       ----        ----        ----         ----         ----
  Total Revenues                       100%        100%        100%         100%         100%
Cost of Goods Sold                      32          30          32           31           32
                                       ----        ----        ----         ----         ----
Gross Profit                            68          70          68           69           68
Operating Costs and Expenses:
  Payroll and Employee Benefits         36          34          33           33           32
  Occupancy                             18          19          16           16           15
  Depreciation                           3           4           5            6            6
  Selling Expenses                       8           7           9            9            8
  General and Administrative             1           1           3            3            3
Interest Expense                         2           1           5            3            3
Other (Income) Loss                      0           0           0            0            0
                                       ----        ----        ----         ----         ----
Net Income (Loss)                        0%          4%         (3)%         (1)%          1%
                                       ====        ====        ====         ====         ====

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. The Company's gross revenues for the six months ended June 30, 2000 were $9,678,562 compared to $8,654,802 for the six months ended June 30, 1999, an increase of $1,023,760 or 11.8%. The increase in concession revenues was principally attributable to the operation of concessions awarded in 1999 for a full six-month period. Additionally, same store sales for concession locations that were open for a full six-month period ended June 30, 1999 increased 9.0% from $8,507,977 to $9,276,729.

         COST OF GOODS SOLD. The cost of goods sold for the six months ended June 30, 2000 were $3,052,043 compared to $2,659,797 for the six months ended June 30, 1999. As a percentage of total revenue, the cost of goods sold slightly increased to 31.6% from 30.7%. The Company's cost of goods sold is primarily food costs. Increased fuel costs during the second quarter of 2000 have contributed to the increase in distribution cost resulting in the rise in cost of goods sold. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution and operation efficiencies.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2000 were $6,284,939 compared to $5,768,663 for the six months ended June 30, 1999. Payroll expenses increased to $3,136,647 for the six months June 30, 2000 from $2,815,455 for the six months ended June 30, 1999. As a percentage of total revenue, payroll declined to 32% for the six months ended June 30, 2000 from 33% for the six months ended June 30, 1999. The increase in payroll dollar amounts is due to the addition of new concession facilities. General, administrative and selling expenses increased to $1,698,721 for the six months ended June 30, 2000 from $1,573,190 for the six months ended June 30, 1999. Depreciation expense increased to $599,914 for the six months ended June 30, 2000 from $500,375 for the six months ended June 30, 1999. As a percentage of total revenue, general, administrative and selling expenses decreased to 11% from 12%.

         INTEREST EXPENSE. Interest expense net decreased to $260,673 for the six months ended June 30, 2000 from $349,043 for the six months ended June 30, 1999. The decrease in interest expense is related to the conversion of $3,000,000 of Notes into Common Stock. The amount will decrease as a percent of sales as the year progresses.

         NET INCOME/LOSS. Net income for the six months ended June 30, 2000 was $75,077 compared to a net loss of $122,701 for the six months ended June 30, 1999. Management attributes this increase in income to a reduction in interest charges relating to the note conversion and improvements in overall operations. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economies of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

         EBITDA. EBITDA increased to $941,495 for the six months ended June 30, 2000, from $726,717 for the six months ended June 30, 1999. This increase is related to corresponding reductions in overall costs of operations. The Company anticipates this trend to continue improving.

         The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES. The Company's gross revenues for the three months ended June 30, 2000 were $5,191,780 compared to $4,476,706 for the three months ended June 30, 1999, an increase of $715,074 or 16%. The increase in concession revenues was principally attributable to the operation of concessions awarded in 1999 for a full three-month period as well as completion of a newly awarded airport location in 2000. Additionally same store sales for concession locations that were open for a full three month period ended June 30, 1999 increased 11% to $4,893,065 from $4,410,131.

COST OF GOODS SOLD. The cost of goods sold for the three months ended June 30, 2000 was $1,670,398 compared to $1,417,409 for the three months ended June 30, 1999. As a percentage of total revenue, the cost of goods sold increased slightly to 32.2% from 31.7%. The Company's cost of goods sold are primarily food costs. Increased fuel costs during the second quarter 2000 have contributed to the increase in distribution cost resulting in the rise of cost of goods sold. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution and operating efficiencies.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2000 were $3,275,238 compared to $2,895,530 for the three months ended June 30, 1999. Payroll expenses increased to $1,631,367 for the three months ended June 30, 2000 from $1,380,119 for the three months ended June 30, 1999. As a percentage of total revenue, payroll increased to 31.4% for the three months ended June 30, 2000 from 30.8% for the three months ended June 30, 1999. The increase in payroll dollar amounts is due to the addition of new concession facilities. General, administrative and selling expenses increased to $876,294 for the three months ended June 30, 2000 from $790,574 for the three months ended June 30, 1999. As a percentage of total revenue, general, administrative and selling expenses decreased to 11% from 12%.

INTEREST EXPENSE. Interest expense net decreased to $96,504 for the three months ended June 30, 2000 from $163,383 for the three months ended June 30, 1999.

NET INCOME/LOSS. Net income for the three months ended June 30, 2000 was $149,640 compared to income of $384 for the three months ended June 30, 1999. Management attributes this increase in income to a reduction in interest charges relating to the note conversion and improvements in overall operations. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from the economies of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

EBITDA. EBITDA increased to $557,431 for the three months ended June 30, 2000, from $376,145 for the three months ended June 30, 1999. This increase is related to corresponding reductions in overall costs of operations. The Company anticipates this trend to continue improving.

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

        The prior holder of $1,505,000 of notes has filed a lawsuit against the Company claiming that it is entitled to the issuance of approximately 106,500 additional warrants to purchase Common Stock as payment of accrued but unpaid interest in 1999, alleging that an agreement was made for the payment of such interest by the granting of such warrants. The prior noteholder is asserting that the exercise price of such warrants should be $1.25 per share or less. The Company did not grant the warrants and does not believe that it agreed to grant them. The Company has tendered approximately $39,000 in cash to the holder as payment of the interest, and therefore deems the interest paid in full. The Company will vigorously defend against the claim for additional warrants and plans to file counterclaims against the prior lender. There is, however, no assurance that the Company will not be obligated to issue additional warrants or shares as a result of this claim.

        The Company's liquidity and working capital improved significantly commencing in January, 2000 as a result of (a) the exercise of outstanding warrants to purchase the Company's Common Stock for an exercise price of $5.40 per share, pursuant to which approximately $2,322,000 of capital had been raised as of August 2, 2000, with approximately 32,000 remaining $5.40 warrants yet to be exercised as of that date, (b) the private placement of approximately 240,000 shares of the Company's Common Stock for a price of $5.00 per share, pursuant to which approximately $1,200,000 of gross capital and approximately $1,080,000 of net capital was raised in early 2000, (c) the private placement of 125,000 shares of the Company's Common Stock for a price of $7.00 per share, pursuant to which approximately $875,000 of capital was raised, and (d) the private placement of 207,000 shares of the Company's Common Stock for a price of $7.25 per share, pursuant to which approximately $1,500,000 of capital was raised. There is no assurance as to if or when those warrants will be exercised. Assuming that the remaining 32,000 warrants with the $5.40 per share exercise price are exercised, the Company would realize approximately $172,800 of additional capital. While the Company believes that the capital raised from the private placement of Common Stock and the exercise of the $5.40 warrants will be adequate to meet facility construction needs in 2000 and eliminate or substantially reduce the need for equipment lease financing, the Company must raise additional capital in 2000 to finance the acquisition of Gladco, Inc. and may need additional capital for other acquisitions if suitable candidates can be found.

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

         When the Company is awarded a new concession facility, it is generally committed to expend a negotiated amount for the capital improvements to the facility. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial expenses for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of ten years, providing the Company an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past four years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that the Company has experienced over the past three years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company may continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements and acquisitions.

         The Company had working capital for the six months at June 30, 2000 of $3,230,256 compared to $(1,170,367) for the six months at June 30, 1999. Capital improvement costs incurred to meet the requirements of new airport concession contracts. As of June 30, 2000 the Company has reduced its debt from the approximately $7,200,000 to $3,600,000 thus increasing its equity position from approximately $5,200,000 to $12,600,000. Additionally, during the Company's second fiscal quarter it raised $875,000 of capital through the sale of common stock in a private placement. The 462,500 outstanding warrants issued during the initial public offering are now being exercised at $5.40. The management believes all the warrants will be exercised which will result in additional capital of $2,494,800. As of August 2, 2000 approximately 430,000 warrants have been exercised resulting in capital contribution of approximately $2,322,000. However, there is no assurance regarding the actual amount of warrants exercised.

         The Company expects to have additional capital requirements to pay the purchase price for the acquisitions of other companies. On July 24, 2000, the Company entered into a letter of intent to purchase 100% of Gladco, Inc., an airport concession company headquartered in Pittsburgh, Pennsylvania, with annual revenues of approximately $10.5 million. The purchase price includes a substantial cash payment by the Company and the issuance of shares of common stock. The Company is currently making a private placement of securities to raise sufficient capital to finance the acquisition of Gladco, Inc. There is no assurance that the Company will be able to raise the additional capital or that it will be able to close the acquisition of Gladco, Inc. Also, during the second quarter, the Company entered into a letter of intent to purchase 100% of Macheezmo Mouse Restaurants, Inc., a concession company with annual revenues of approximately $4.5 million. The purchase price includes the issuance of shares of common stock only. Furthermore, the Company may have additional capital requirements in 2000 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, in-flight catering and other services. The Company may have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids and acquisitions.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CREATIVE HOST SERVICES, INC.

Date:  August 7, 2000

                                ----------------------------------------

                                Sayed Ali, President and Chief Financial Officer