Form 10QSB
period 2000-09-30
CREATIVE HOST SERVICES INC
filed 2000-11-21
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934
                              For the quarterly period ended September 30, 2000.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-22845

                                    ________

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

                                   YES  X  NO

     As of November 9, 2000, 6,514,153 shares of the registrant's common stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements  (unaudited)

The  following  financial  statements  are  furnished:

  Balance  sheet  as  of  September  30,  2000

  Statement of Income and Operations for the three months and nine months ended September 30, 2000 and 1999

  Statement of Cash Flows for the three months and nine months ended September 30, 2000 and 1999

  Notes  to  Financial  Statements  (unaudited)

                          CREATIVE HOST SERVICES, INC.

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000

                        ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . .  $ 7,728,197
  Receivables. . . . . . . . . . . . . . .      629,208
  Inventory. . . . . . . . . . . . . . . .      326,117
  Prepaid & Other. . . . . . . . . . . . .      385,106
                                            ------------
    Total Current Assets . . . . . . . . .  $ 9,068,628

Net Property Plant and Equipment . . . . .   11,935,690
Deposits and Other Assets. . . . . . . . .      474,586
Net Intangible Assets. . . . . . . . . . .      285,509
                                            ------------

Total Assets . . . . . . . . . . . . . . .  $21,764,413
                                            ============

           LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Accounts Payable and Accrued . . . . . .  $ 1,642,294
  Current Maturities of Notes Payable. . .    2,047,619
  Current Maturities of Leases Payable . .      823,859
                                            ------------
    Total Current Liabilities. . . . . . .  $ 4,513,772

Notes Payable, Less Current Maturities . .      136,306
Leases payable, Less Current Maturities. .    2,690,151

Shareholder's Equity:
  Common Stock . . . . . . . . . . . . . .  $15,492,402
  Additional Paid-in Capital . . . . . . .      966,071
  Accumulated Deficit. . . . . . . . . . .   (2,034,289)
                                            ------------
    Total Shareholder's Equity . . . . . .  $14,424,184
                                            ------------

Total Liabilities and Stockholder's Equity  $21,764,413
                                            ============


                 See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.

                       STATEMENTS OF INCOME AND OPERATIONS



                                              Three Months Ended                       Nine Months Ended
                                                  September 30                           September 30
                                              1999            2000                    1999           2000
                                             --------------------                    --------------------


REVENUES:
 Concessions                                $4,814,101         $5,630,464           $13,322,078        $15,220,768
 Food Preparation Center Sales                  45,306             62,397               160,399            125,966
 Franchise Royalties                            16,235             11,224                47,967             35,913
                                            ----------         ----------           -----------        -----------
 Total Revenues                             $4,875,642         $5,704,085           $13,530,444        $15,382,647

 Cost of Goods Sold                          1,554,743          1,876,529             4,214,540          4,928,572
                                            ----------          ---------           -----------        -----------

 Gross Profit                               $3,320,899         $3,827,556            $9,315,904        $10,454,075

OPERATING COSTS AND EXPENSES:
 Payroll and Other Employee Benefits        $1,514,301         $1,827,575             $4,333,485        $4,966,608
 Occupancy                                     769,400            841,789              2,166,565         2,313,786
 Depreciation                                  200,951            319,843                573,996           862,545
 Selling Expenses                              402,882            427,874              1,212,608         1,147,864
 General, Administrative                       221,667            177,863                591,211           589,078
                                            ----------         ----------             ----------       ------------

Total Operating Costs and Expenses          $3,109,201          3,594,944             $8,877,865        $9,879,881

INCOME FROM OPERATIONS                        $211,698           $232,612               $438,039          $574,194

INTEREST EXPENSE - NET                        $172,850            $54,537               $521,893          $315,210
                                           -----------          ---------             ----------        ----------

OTHER INCOME                                     -                  -                       -                 -
Net Income (Loss) Before                       $38,848           $178,075               $(83,854)         $258,984
INCOME TAXES

PROVISION FOR INCOME TAXES,
ALL CURRENT                                        384               -                       384             5,831
                                              --------            -------              ----------         ---------

NET INCOME (LOSS)                              $38,464           $178,075              $( 84,238)         $253,153
                                              =========          ========              ==========         =========
NET INCOME (LOSS) PER SHARE                  $    0.01              $0.03                $(0.02)             $0.04
BASIC AND DILUTED                            ==========          ========              ===========       ===========

                 See accompanying notes to financial statements.

                             CREATIVE HOST SERVICES
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                             Nine Months Ended Sept 30
                                                                         1999                      2000
                                                                        ----------           ----------------

Cash flows provided by or (used for) operating
   activities:
   Net (Loss) Income                                                    $(84,238)                       $253,153

Adjustments to reconcile net income to net cash
provided by operating activities:
        Depreciation and amortization                                    573,996                         862,545
       Bad debt expense in excess of provision                                 0                           3,000

Change in operating assets and liabilities:
       Accounts receivable                                              (370,309)                        (42,072)
       Inventory                                                          16,181                           31,35
       Prepaid expenses and other current assets                        (109,027)                       (315,342)
       Taxes payable                                                      96,641                               0
       Accounts payable and accrued expenses                             848,823                         (13,018)
                                                                        ---------                       ----------
       Net cash provided by operating activities                        $972,067                        $779,619

Cash flows provided by (used for) investing activities:
       Acquisition of furniture and equipment                         (3,079,083)                       (532,120)
       (Increase) decrease in deposits                                   (88,157)                       (391,658)
       (Increase) decrease in note receivable                                  0                               0
       (Increase) decrease in acquisition costs                                0                        ( 85,889)
       (Increase) decrease in intangible assets                          (30,843)                              0
                                                                      ----------                      ----------
       Net cash (used) in investing activities                       $(3,198,083)                    $(1,009,667)

Cash flows provided by (used for) financing activities:
       Proceeds from notes payable                                             0                       2,045,790
       Payments on line of credit                                              0                         (56,664)
       Payments on notes payable                                          (6,441)                        (63,325)
       Payments on leases payable                                      2,344,845                        (444,010)
       Issuance of capital stock                                         112,000                       6,286,431
                                                                      ----------                      -----------

       Net cash provided by (used for) financing
       activities                                                     $2,450,404                      $7,768,222
                                                                      -----------                     -----------

Net increase (decrease) in cash                                         $224,388                      $7,538,174
                                                                      ==========                      ===========
Cash, beginning of the period                                           $139,743                        $190,023
                                                                      ==========                      ===========
Cash, ending of the period                                              $364,131                      $7,728,197
                                                                      ==========                      ==========
                                              See accompanying notes to financial statements.

                          CREATIVE HOST SERVICES, INC.


                          Notes to Financial Statements


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to represent fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the nine-month period ended September 30, 2000 have been included.

     The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     Net income per share amounts have been calculated using the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents, for the nine-month period ended September 30, 2000, because of their anti-dilutive effect.

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

OVERVIEW

     The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has nine restaurant franchises that operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The Company has not sold a new franchise since 1994.

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


                                                         Fiscal Year Ended                     Nine Months Ended
                                                         December 31                             Sept 30
                                           1997             1998           1999                1999            2000
                                         ---------       ---------     ----------           --------        -------


Revenues:
    Concessions                               92%            95%              98%                98%             99%
    Food Preparation Center Sales              7              4                1                  1               1
    Franchise Royalties                        1              1                1                  1
                                            -------       --------        --------              -------       ------
    Total Revenues                           100%            100%            100%               100%            100%
Cost of Goods Sold                            32              30              32                 31               3
                                            -------        --------        -------              -------       -------
Gross Profit                                  68              70              68                 69              68
Operating Costs and Expenses:
    Payroll and Employee Benefits             36              34              33                 32              32
    Occupancy                                 18              19              16                 16              15
    Depreciation                               3               4               5                  5               6
    Selling Expenses                           8               7               9                  9               8
    General and Administrative                 1               1               3                  4               3
Interest Expense                               2               1               5                  4               2
Other (Income) Loss                            0               0               0                  0               0
                                            ------          -------        --------             -------         -----
Net Income (Loss                               0%              4%             (3)%               (1)%             2 %
                                            ======         =========       ========            =========       ========

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. The Company's gross revenues for the nine months ended September 30, 2000 were $15,382,647 compared to $13,530,444 for the nine months ended September 30, 1999, an increase of $1,852,203 or 13.7%. The increase in concession revenues was principally attributable to the operation of concessions awarded in 1999 for a full nine-month period. Additionally, same store sales for concession locations that were open for a full nine-month period ended Sept. 30, 1999 increased 7.1% from $13,333,898 to $14,277,146.

     Cost  of  Goods  Sold.  The  cost  of  goods sold for the nine months ended
September 30, 2000 were $4,928,572 compared to $4,214,540 for the nine months ended September 30, 1999. As a percentage of total revenue, the cost of goods sold slightly increased to 32% from 31%. The Company's cost of goods sold is primarily food costs. Increased fuel costs during the second and third quarter of 2000 have contributed to the increase in distribution cost resulting in the rise in cost of goods sold. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution and operation efficiencies.

     Operating Costs and Expenses. Operating costs and expenses for the nine months ended September 30, 2000 were $9,879,881 compared to $8,877,865 for the nine months ended September 30, 1999. Payroll expenses increased to $4,966,608 for the nine months September 30, 2000 from $4,333,485 for the nine months ended September 30, 1999. As a percentage of total revenue, payroll remained the same at 32% for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. The increase in payroll dollar amounts is due to the addition of new concession facilities. General, administrative,selling and selling decreased to $1,736,942 for the nine months ended September 30, 2000 from $1,803,819 for the nine months ended September 30, 1999. Depreciation expense increased to $862,545 for the nine months ended September 30, 2000 from $573,996 for the nine months ended September 30, 1999. As a percentage of total revenue, general, administrative and selling expenses decreased to 11% from 13%.

     Interest Expense. Interest expense net decreased to $315,210 for the nine months ended September 30, 2000 from $521,893 for the nine months ended September 30, 1999. The decrease in interest expense is related to the conversion of $3,000,000 of Notes into Common Stock. Thus reducing the debt.

     Net Income/Loss. Net income for the nine months ended September 30, 2000 was $253,153 compared to a net loss of $84,238 for the nine months ended September 30, 1999. Management attributes this increase in income to a reduction in interest charges relating to the note conversion and improvements in overall operations. The Company anticipates that net income from existing operations should increase commensurate with cost savings that result from economies of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

     EBITDA. EBITDA increased to $1,436,739 for the nine months ended September 30, 2000, from $1,139,365 for the nine months ended September 30, 1999. This increase is related to corresponding reductions in overall costs of operations. The Company anticipates this trend should continue to improve.

     The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. The Company's gross revenues for the three months ended September 30, 2000 were $5,704,085 compared to $4,875,642 for the three months ended September 30, 1999, an increase of $828,443 or 17%. The increase in concession revenues was principally attributable to the operation of concessions awarded in 1999 for a full three-month period as well as completion of a newly awarded airport location in 2000. Additionally same store sales for concession locations that were open for a full three month period ended Sept 30, 1999 increased 3.7% to $5,000,421 from $4,824,225.


Cost of Goods Sold. The cost of goods sold for the three months ended September 30, 2000 was $1,876,529 compared to $1,554,743 for the three months ended
September 30, 1999. As a percentage of total revenue, the cost of goods sold increased slightly to 32.9% from 31.9%. The Company's cost of goods sold are primarily food costs. Increased fuel costs during the third quarter 2000 have contributed to the increase in distribution cost resulting in the rise of cost of goods sold. Those costs are generally higher as a percentage of revenues on the opening of a new facility until the Company establishes stable patterns of demand for its products. The Company believes that costs of goods sold of 30% of total revenues represents a relatively sustainable level. Management hopes to be able to reduce costs of goods sold as a percentage of sales slightly from this figure through increased purchasing power, distribution and operating efficiencies.

Operating Costs and Expenses. Operating costs and expenses for the three months ended September 30, 2000 were $3,594,944 compared to $3,109,201 for the three months ended September 30, 1999. Payroll expenses increased to $1,827,575 for the three months ended September 30, 2000 from $1,514,301 for the three months ended September 30, 1999. As a percentage of total revenue, payroll increased to 32.0% for the three months ended September 30, 2000 from 31.1% for the three months ended September 30, 1999. The increase in payroll dollar amounts is due to the addition of new concession facilities. General, administrative, and selling expenses decreased to $605,737 for the three months ended September 30, 2000 from $624,549 for the three months ended September 30, 1999. As a percentage of total revenue, general, administrative and selling expenses decreased to 10.6% from 12.8%.

Interest Expense. Interest expense net decreased to $54,537 for the three months ended September 30, 2000 from $172,850 for the three months ended September 30, 1999.

Net Income/Loss. Net income for the three months ended September 30, 2000 was $178,075 compared to income of $38,464 for the three months ended September 30, 1999. Management attributes this increase in income to a reduction in interest charges relating to the note conversion and improvements in overall operations. The Company anticipates that net income from existing operations should increase commensurate with cost savings that result from the economies of scale and efficiencies obtained at the operating level and full twelve months operation of newly opened locations.

EBITDA. EBITDA increased to $552,455 for the three months ended September 30, 2000, from $412,648 for the three months ended September 30, 1999. This increase is related to corresponding reductions in overall costs of operations. The Company anticipates this trend should continue to improve.

The Company does not believe that inflation has had an adverse affect on it's revenues and earnings.

<PAGB>

LIQUIDITY  AND  CAPITAL  RESOURCES

          In December 1998 the Company made a private placement of $3,000,000 of 12% Secured Notes due December 21, 2003, the proceeds of which were utilized to finance the construction and capital improvements for new airport concessions, and to repay outstanding indebtedness. During 1999 the company continued to need additional financing to establish its airport facilities, which was met primarily with equipment lease financing and two small private placements of Common Stock to accredited investors. Approximately $467,000 of equity capital was raised from the private placement. The Company's working capital position improved in December 1999 when the holder of $1,495,000 outstanding amount of 12% Secured Notes converted the entire balance held by him into Common Stock at a rate of $2.625 per share. In January and March, 2000, the remaining $1,505,000 of outstanding 12% Secured Notes were converted into Common Stock at the rate of $2.625 per share. The exercise of the outstanding warrants that were issued at the same time as the Notes did not improve the Company's liquidity because they were exercised on a "cashless" basis, resulting in the issuance of shares without a capital contribution to the Company. The cashless exercise did, however, result in less dilution in the outstanding number of shares than if the warrants had been exercised for cash.

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

     The Company's liquidity and working capital improved significantly commencing in January, 2000 as a result of (a) the exercise of outstanding warrants to purchase the Company's Common Stock for an exercise price of $5.40 per share, pursuant to which approximately $2,322,000 of capital had been raised as of August 2, 2000, with approximately 32,000 remaining $5.40 warrants yet to be exercised as of that date, (b) the private placement of approximately 240,000 shares of the Company's Common Stock for a price of $5.00 per share, pursuant to which approximately $1,200,000 of gross capital and approximately $1,080,000 of net capital was raised in early 2000, (c) the private placement of 125,000 shares of the Company's Common Stock for a price of $7.00 per share, pursuant to which approximately $875,000 of capital was raised, and (d) the private placement of 207,000 shares of the Company's Common Stock for a price of $7.25 per share, pursuant to which approximately $1,500,000 of capital was raised. Assuming that the remaining 32,000 warrants with the $5.40 per share exercise price are exercised, the Company would realize approximately $172,800 of additional capital. There is no assurance as to if or when those warrants will be exercised. While the Company believes that the capital raised from the private placement of Common Stock and the exercise of the $5.40 warrants will be adequate to meet facility construction needs in 2000 and eliminate or substantially reduce the need for equipment lease financing, the Company must raise additional capital in 2000 to finance the acquisition of Gladco, Inc. and
                                                                           -
may need additional capital for other acquisitions if suitable candidates can be found.

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

          The Company had working capital for the nine months at September 30, 2000 of $4,554,856 compared to $(1,170,367) for the nine months at September 30, 1999. Some capital improvement costs were incurred to meet the requirements of new airport concession contracts. As of September 30, 2000 the Company has reduced its debt from the approximately $7,200,000 to $3,600,000 thus increasing its equity position from approximately $5,200,000 to $12,600,000. Additionally, during the Company's second fiscal quarter it raised $875,000 of capital through the sale of common stock in a private placement. The 462,500 outstanding warrants issued during the initial public offering are now being exercised at $5.40. The management believes all the warrants will be exercised which will result in additional capital of $2,494,800. As of November 10, 2000 approximately 430,000 warrants have been exercised resulting in capital contribution of approximately $2,322,000. However, there is no assurance regarding the actual amount of warrants exercised.

     The Company expects to have additional capital requirements to pay the purchase price for the acquisitions of other companies. During the second quarter, the Company entered into a letter of intent to purchase 100% of Macheezmo Mouse Restaurants, Inc., a concession company with annual revenues of approximately $4.5 million. The purchase price includes the issuance of shares of common stock only. Furthermore, the Company may have additional capital requirements in 2000 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, in-flight catering and other services. The Company may have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids and acquisitions. There is no assurance that the Company will be able to raise the additional capital.

In September 2000, the Company entered into a Purchase Agreement with the shareholders of GladCo Enterprises, Inc., a Pennsylvania corporation, HLG Acquisition Corporation, a Pennsylvania corporation, and limited partners of HLG Franchise Marketing Company, a Pennsylvania limited partnership, (collectively "GladCo"). Pursuant to the agreement, the Company paid $6,903,638 in cash and common stock and assumed debt in the amount of $96,362 in exchange for all the outstanding shares of GladCo. The transaction became effective October 8, 2000.

The Company financed the GladCo acquisition through the sale of equity securities and a $2 million dollar based loan from Global Capital Financing. The loan is repayable at a rate of 7% interest per annum. Associated loan costs totaled $186,500. The loan is convertible into common stock of the company.

PART  II.     OTHER  INFORMATION


ITEM  1.          LEGAL  PROCEEDINGS
--------

CHST was obligated to pay the outstanding original principal amount of $3,000,000 of 12% Secured Convertible Notes issued on December 21, 1998 (collectively, the "Notes"). The Notes were payable interest only on a monthly basis, with all principal and accrued but unpaid interest due in full on December 21, 2003. The Note also contained requirements for maintenance of coverage and cash flow ratios, as well as other restrictions. During 1999 CHST was in technical default on certain of those covenants, triggering the accrual of default interest equal to an additional 3% per annum, raising the overall interest rate on the Note during that period to 15% per annum. Restrictions in the Note also contributed to preventing us from submitting bid proposals for three airport locations that we otherwise would have sought in 1999. The entire outstanding balance of the Note was converted into shares of the Company's Common Stock in accordance with its terms in late 1999 and early 2000, and all shares issued to the Noteholders were registered with the Securities and Exchange Commission on March 13, 2000, as required by the terms of the Notes. We tendered the default interest payments to the Noteholders, one of which accepted the payment with respect to $1,495,000 original principal amount of Note. The other Noteholder which previously held $1,505,000 original principal amount of Note has received the default interest payment of approximately $39,000, but is claiming that we agreed to issue approximately 106,000 warrants to the Noteholder in lieu of the cash payment for default interest. The Noteholder is claiming that the warrants would entitle it to purchase our common stock at prices prevailing in October or November of 1999. We vigorously deny the Noteholder's claims and do not believe that we agreed to issue any warrants to the Noteholder. Nevertheless, there is no assurance regarding the outcome of the dispute and, if litigation results, we could incur significant costs.

ITEM  2.          CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------

  Effective October 9, 2000, the Company issued 69,638 shares of common stock to the previous shareholders of Gladco Enterprises, Inc. in connection with the acquisition of Gladco by the Company. This issuance was completed in accordance with Section 4(2) of the Securities Act of 1933, as amended.

  CHST obtained the funds for the acquisition of Gladco by the sale of approximately $2,000,000 in 7% Convertible Debentures due September 26, 2003 (the "Debentures") to GCA Strategic Investment Fund Limited. The purchase price of the Debentures was 95% of the principal amount plus costs, resulting in $1,813,500 in proceeds to the Company. The Debentures are convertible at the lower of 110% of the volume weighted average sales price of CHST common stock on the day immediately preceding closing or 85% of the five lowest volume weighted average sales prices of the CHST common stock during the 25 days immediately preceding the date of a notice of conversion. CHST also issued 125,000 warrants to purchase CHST common stock to GCA Strategic Investment Fund at an exercise price of 102% of the closing bid price on the day immediately preceding the Closing Date. CHST agreed to register the shares of common stock issuable upon conversion of the Debentures and the shares issuable upon exercise of the warrants on Form S-3. The agreements provide certain negative covenants requiring compliance with terms by CHST and are adjustable upon certain events.

ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES
--------

Not  applicable

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS
--------

Not  applicable


ITEM  5.          OTHER  INFORMATION
--------

Not  applicable


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------

During the quarter ended September 30, 2000, the Company filed a Report on Form 8-K reporting, under Item 2, the acquisition of Gladco Enterprises, Inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CREATIVE  HOST  SERVICES,  INC.

Date:  November 20,  2000
                                                 /s/ Sayed Ali
                                                 _______________________________
                                                 Sayed  Ali, President and Chief
                                                 Financial Officer