Form 10KSB
period 2000-12-31
CREATIVE HOST SERVICES INC
filed 2001-04-17
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20559

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-22845

                          CREATIVE HOST SERVICES, INC.
             (Exact name of registrant as specified in its charter)

      California                                       33-0169494
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                    6335FERRIS SQUARE, SUITES G-H, SAN DIEGO,
                CALIFORNIA 92126 (Address of principal executive
                               offices) (Zip Code)

                                 (858) 587-7300
               Registrant's telephone number, including area code


          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange On
        Title of Each Class                              Which Registered

           COMMON STOCK                                       NASDAQ


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Revenues for fiscal year 2000 were $23,725,859

         The aggregate market value of voting stock held by non-affiliates of the registrant was $9,767,640 as of March 25, 2001 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 6,794,880 shares of the registrant's Common Stock outstanding as of March 26, 2001.

                                TABLE OF CONTENTS




-------------------------------------------------------------------------------
                                      10KSB

PART I..............................................1
ITEM 1..............................................1
ITEM 2..............................................9
ITEM 3..............................................9
ITEM 4..............................................9
PART II.............................................9
ITEM 5..............................................9
ITEM 6.............................................10
ITEM 7.............................................14
Balance Sheet......................................F2
Income Statement...................................F3
Cash Flow Statement................................F6
ITEM 8.............................................33
PART III...........................................33
ITEM 9.............................................33
ITEM 10............................................33
ITEM 11............................................35
ITEM 12............................................36
ITEM 13............................................36

                                     PART I

ITEM 1.   BUSINESS

THE CONCESSION BUSINESS

         The Company is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States. The Company currently has approximately 95 operating concession facilities at 23 airports, 93 of which are Company owned and two of which are franchised, including concessions at Los Angeles International Airport, Denver International Airport, Portland International Airport, and the airports in Orange County and Ontario, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Asheville and Greensboro (Piedmont Triad), North Carolina; Pittsburgh and Allentown, Pennsylvania; Roanoke, Virginia; Columbia, South Carolina; Sioux Falls, South Dakota; Cedar Rapids and Des Moines, Iowa; Baton rouge and Shreveport, Louisiana; Midland, Texas; Atlantic City, New Jersey; Albany, New York; and Saginaw (MBS), Michigan. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. The Company's airport concession business is complemented by inflight catering contracts awarded to it by major airlines at certain airports. The Company currently utilizes its existing facilities at airports to provide fresh meals to airlines. In October 2000 the Company completed acquisition of an airport concession company located in Pittsburgh, Pennsylvania. The Company is currently seeking and evaluating additional concession opportunities at several other airports in the United States and acquisition of related companies.

         Concessions to operate food and beverage and other retail operations at domestic airports are generally granted by an airport authority pursuant to a request for proposal process. Proposals generally contain schematic drawings for the concession layout, a commitment to make capital improvements at the concession location, and sample menus. Rent is paid to the airport authority on the basis of a percentage of sales, with a minimum amount of rent guaranteed by the concessionaire. For airport locations with a history of operations, the Company evaluates information concerning historical revenues for the location to determine the amount to bid for both percentage and minimum rent. For locations which are newly constructed, the Company evaluates projections for the number of passengers expected to use the airport and amounts to be spent per person at airport concessions to form revenue projections. Given the requirement to make capital improvements, the Company makes large capital outlays at the beginning of a concession term, which it seeks to recover during the remaining term. Concessions are usually awarded for a ten year term. Generally concessions are resubmitted for proposals at the end of the term and the Company must resubmit a bid to secure an additional ten year term.

         The Company has secured nearly all of its existing airport concessions through the request for proposal process. The Company believes its success in securing concessions through this process is attributable to tailoring its bids to each specific airport's needs, offering a unique selection of quality food and beverages, and a distinctive decor. In its proprietary menu items the Company strives to provide foods which are healthy and higher quality than typical fast food or cafeteria style products, while maintaining value pricing. The Company's Bakery/Deli style restaurants feature a selection of croissant sandwiches and a selection of vegetable, fruit and pasta salads. At locations which are anticipated to have higher revenues, the Company's strategy is to secure franchise relationships with nationally recognized food and beverage companies as part of its proposals. The Company has entered into agreements with several such companies, including Carl's Jr., Schlotsky's Deli, Nathan's Hotdogs and TCBY Yogurt. Under these arrangements, the Company owns the concession rights from the airport authority and the Company's employees operate the location. The Company then pays franchise fees under a franchise agreement. The Company's strategy is to continue to develop relationships with a number of national and regional food and beverage companies, which it expects will provide the Company with the flexibility to tailor product offerings to meet a particular airport's desires.

         While the Company has seriously pursued the submission of proposals only since 1989, it has been successful in a significant number of the proposals it has submitted. Management attributes this success in winning airport proposals principally to its efforts to customize each bid, striving to make creative proposals that address local preferences and distinguish the Company from its competitors in its offering of decor as well as food products. The Company focuses on small to medium size airports and has found itself a niche market. The following are examples of the Company's approaches to the concession business:

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

         CREATIVE CROISSANTS-Registered Trademark- BAKERY DELI: The Company can implement its bakery/deli concept, Creative Croissants, either as a stand alone concession or as part of a food court, depending on the preference of the airport authority and the available concession category. The Company currently operates Creative Croissants at every airport it currently services, with the exception of the airport in Ontario, California.

         ATTAINING FRANCHISE RIGHTS: For larger concessions, where the airport desires branded food products, the Company attempts to secure franchise rights from nationally or regionally recognized food and beverage companies. The Company has entered into Franchise Agreements with (i) TCBY Yogurt to operate TCBY franchises at its Lexington, Roanoke, Columbia and Cedar Rapids concession facilities; (ii) Carl's Jr./Green Burrito to operate franchises at its two Ontario, California concession facilities which opened in October 1998; (iii) ICBY to operate ICBY franchises at its Greensboro, Des Moines, Allentown, Asheville and Sioux Falls concession facilities; (iv) Schlotsky's to operate a Schlotsky's Deli at Pittsburgh; and (v) Nathan's Hot Dog to operate franchises at various airports. The Company may in the future purchase and operate franchises from other major food or beverage franchisors to include in its bid proposals.

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

         In October 2000, the company completed the acquisition of Gladco Enterprises, an airport concessions company from Pittsburgh, Pennsylvania with annual revenues of approximately $10 million. The Company's strategy is to expand its concession business to more airports in the United States, and eventually to other public venues. The Company also intends to seek to expand the types of concession services which it provides, and to be awarded more multiple and master concession contracts such as the one it has been awarded for the Cedar Rapids, Iowa airport. While the Company has historically focused on the food and beverage segment, it intends to seek concession awards to provide news stands, gift shops, specialty stores and other services to augment the Company's food and beverage business at airports and other venues.

         Prior to the Company's initial public offering in July 1997, the Company qualified as a Disadvantaged Business Enterprise ("DBE") based on Mr. Ali's ownership of all of the Company's common stock. The Company's historical success in securing concession locations may have been partially attributed to its DBE status. The impact of the initial public offering on the Company's status as a DBE and the impact of any such potential loss of DBE status on its ability to secure new concession locations is unclear. To the extent that the Company's historic rate of success in securing new airport concessions was partially attributable to its status as a DBE, that growth rate may decline if the Company is not recognized as a DBE or if DBE programs are eliminated or curtailed.

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

         Once the Company has been awarded a concession contract at an airport, it is generally scheduled to assume the management of the existing facilities within 90 to 120 days after the award, or to commence construction of an entirely new facility within three to six months after the award. The Company is generally required to place three types of bonds with an airport authority before it may take over operations at a concession. In connection with its bid, it is occasionally required to post a bond for the amount of capital improvements it is committed to make at the airport. During commencement of construction for any specific construction project, the Company is required to post a construction bond for the specific facilities to be constructed. This bond terminates upon completion of each specific project and the bond for all of the capital improvements expires upon completion of all capital improvements for the airport. In addition, the Company is required to post a performance bond to cover some specified percentage of the Company's minimum rent obligations. This bond remains in place during the term of the concession. To date the Company has not experienced significant difficulty in securing bonds for its obligations to various airport authorities. The Company's bonding capacity is limited by its size, and has therefore limited the projects on which it could bid. If the Company continues to grow, it anticipates increasing its bonding capacity and the ability to bid for larger projects at the largest domestic airports.

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

ACQUISITION OF GLADCO ENTERPRISES, INC.

         On October 9, 2000, Creative Host Services, Inc. ("CHST") completed the closing of the acquisition of Gladco Enterprises, Inc. ("Gladco"), a company located in Pittsburgh, Pennsylvania that currently manages concessions in four airports.

         CHST completed the acquisition of Gladco in accordance with the terms of a Purchase Agreement (the "Purchase Agreement"). In accordance with the Purchase Agreement, CHST acquired 100% of the stock of Gladco, HLG Acquisition Corporation, a Pennsylvania corporation and an affiliate of Gladco, and HLG Franchise Marketing Company, a Pennsylvania limited partnership and an affiliate of Gladco, from Edwin L. Klett, Louis Coccoli, Jr., Herbert H. Gill and the Virgil A. Gladieux Marital Trust (collectively, the "Sellers") in consideration for an aggregate amount equal to $7,000,000 (subject to adjustments as set forth in the Purchase Agreement), payable as follows: (i) $300,000 in cash which had been prepaid as a deposit, (ii) the payment of all outstanding principal and accrued interest of, or assumption of obligations and liabilities as set forth in the Purchase Agreement which were not in excess of $2,500,000; (iii) the issuance of shares (the "Shares") of CHST common stock equal to $500,000 divided by the average of the closing prices of CHST Stock on the NASDAQ Small Cap exchange for each of the thirty trading days ending two days prior to closing of the transaction (this resulted in an average price of $7.18, which resulted in 69,638 shares issued); and (iv) approximately $3.7 million in cash. CHST agreed to register the Shares on Form S-3. The total issued shares to the Sellers was approximately 0.1% of the issued and outstanding stock of CHST immediately after the acquisition.

         CHST agreed to permit the Sellers to elect, by written notice to CHST, to require CHST to repurchase the shares when they are freely tradeable and registered at a price equal to the per share issuance price times the number of shares repurchased.

         CHST also agreed to increase the purchase price at any time up to one year from closing by (i) $280,000 upon execution of a definitive lease, sub-lease or other operating agreement with respect to each of the two retail sites and commercial operations at the Newark, New Jersey International Airport;
(ii) $295,000 upon execution of a definitive lease, sub-lease or other operating agreement with respect to each of the two retail sites and commercial operations at the Harrisburg, Pennsylvania International Airport; and (iii) $120,000 upon execution of a definitive lease, sub-lease or other operating agreement with respect to each of the two retail sites and commercial operations at the Rensselaer Railroad Station in Albany, New York.

         CHST agreed to employ Mr. Coccoli in an executive capacity and as President of Gladco.

         The consideration exchanged pursuant to the Acquisition Agreement was negotiated between Gladco and CHST.

         In evaluating Gladco as a candidate for the acquisition, CHST used criteria such as the value of the airport concession assets of Gladco, its airport relationships, cash flows, potential growth and its history with the various airport operations. Creative Host Services determined that the consideration for the merger was reasonable.

         CHST obtained part of the funds for the acquisition of Gladco by the sale of approximately $2,500,000 in 7% Convertible Debentures due September 26, 2003 (the "Debentures") to GCA Strategic Investment Fund Limited. The purchase price of the Debentures was 95% of the principal amount, or $2,375,000. The Debentures are convertible at the lower of 110% of the volume weighted average sales price of CHST common stock on the day immediately preceding closing or 85% of the five lowest volume weighted average sales prices of the CHST common stock during the 25 days immediately preceding the date of a notice of conversion. CHST also issued 125,000 warrants to purchase CHST common stock to GCA Strategic Investment Fund at an exercise price of 102% of the closing bid price on the day immediately preceding the Closing Date. The exercise price of the warrants is $6.85 per share. CHST agreed to register the shares of common stock issuable upon conversion of the Debentures and the shares issuable upon exercise of the warrants on Form S-3. The agreements provide certain negative covenants requiring compliance with terms by CHST and are adjustable upon certain events.

         As part of the financing by GCA Strategic Investment Fund, CHST negotiated for and obtained the right to pay off the GCA investment through alternative financings. CHST presently intends to seek to repay the GCA investment no later than the end of October 2001. As of March 26, 2001, Global Capital has converted approximately $300,000 of the debentures to CHST common stock.

         CHST intends to continue the historical businesses and proposed businesses of Gladco.

         Gladco Enterprises, Inc. ("Gladco") is a Pittsburgh-based hospitality and service company with $10.5 million in annual revenues, that operates food and beverage concessions in four international airports, including Pittsburgh International; Atlantic City International; Albany International, in New York; and M.B.S. International in Freeland, Michigan. The Company operates 22 individual concessions within those airports. Those concessions, combined with CHST's current concessions, give the combined companies locations in a total of 25 airports nationally, and approximately 95 overall concessions within those airports. The Gladco acquisition also improves each company's available co-branding product mix.

         The Creative Host/Gladco business combination is both strategic and synergistic, providing an experienced management team, heightened East Coast presence, and creates an infrastructure that provides efficient management, setting the stage for additional growth both internally and through acquisition. With the Company's ability to raise equity, combined with years of experience of Mr. Coccoli and Mr. Ali, it may open the doors for further opportunities.

         Upon completion of the acquisition, Gladco became a wholly-owned subsidiary of CHST, with no noticeable change to any of Gladco's storefronts, method of operation or Gladco's current management team, led by 30-year industry veteran, Louis Coccoli, Jr., who will remain President of Gladco. Through the acquisition, CHST quickly enhanced its presence on the East Coast through representation by Gladco's corporate office in Pittsburgh.

         Gladco currently manages concessions in four airports. The Company has also signed a letter of intent for two store locations in the Newark, New Jersey International Airport, with projected annual sales of more than $3.7 million. In addition to its own signature facilities, Gladco operates several national brands, including Schlotzky's Deli, Hot Licks Bar & Grill and Samuel Adams Brew Pub, and has an exclusive agreement with Yuengling Brewery, the oldest brewery in the United States.

         The combined companies are expected to realize the benefits of having East Coast and West Coast offices, providing geographically appealing management, operations consolidation, additional industry contacts and clout, and creativity enhancements from combined co-branding and airport concessions experience. As a company, Gladco has focused its bids to include bar and lounge services that return higher margins than typical food service concessions, which compliments CHST's existing operations.

         Creative Host Services, Inc./ Gladco Enterprises, Inc. are engaged in the business of acquiring, managing and operating airport concessions such as food and beverage, news and gift, and other concessions throughout the United States. In addition, the Company also provides in-flight catering to certain national airlines at 9 of its airport locations and also manages Airline Clubs. Six of the Company's 95 operating concessions are food-courts, each consisting of several food and beverage restaurants that are located within each court. If the various food courts were separated and counted as individual concessions, Creative Host/Gladco operate approximately 95 concessions overall. To simplify accounting, the Company counts these food-courts as one concession. Creative Host Services, Inc. enjoys co-branding relationships with several national and regional companies such as Carl's Jr., Schlotzky's Deli, TCBY Yogurt, Samuel Adams Brew Pubs, Mrs. Fields Cookies, Pretzelmaker, Nathan's Famous Hotdogs, and Hot Licks Bar & Grill.

CONCESSION LOCATIONS

         WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED HEREIN ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT THE COMPANY WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

         The following table identifies the Company's existing airport concessions and those which have been awarded and are expected to be in operation in 2001, including the facilities acquired when The company purchased Gladco Enterprises, Inc. in October 2000:


                    EXISTING AND AWARDED CONCESSION LOCATIONS
                          Year Ended December 31, 2000

                                                                   Dated of
                                                      Date        Completion
   Name/Location of          Description of        Commenced      or Expected   Expiration Date
      Concession               Concession          Operations     Completion      of Contract        2000
                                                                 of Remodeling                      Revenue
Charleston, SC (1)       Food and Beverage       July 2000       January 2001   January 2011      $990,330


Baton Rouge (1)          Food and Beverage       July 1999       July 2000      July 2010         $855,965


Shreveport, Louisiana    Food and Beverage       May 1999        February       November 2009     $549,321
(1)                                                              1996 & May
                                                                 1999

Midland, Texas (1)       Food and Beverage       January 1999    January 1999   September 2007    $930,304

Ontario, California      Food and Beverage       September 1998  September      July 2008         $1,647,970
                                                                 1998

John F. Kennedy          Food and Beverage                       July 1999      May 2008 (2)      Franchise
International (2)

Greensborough            Food and Beverage       December 1997   November 1998  May 2008          $2,487,801
(Piedmont Triad) North
Carolina (1)

Asheville, North         Food and Beverage;      November 1997   November 1998  November 2007     $534,316
Carolina (1)             News & Gift

Sioux Falls, South       Food and; Inflight      August 1997     March 1999     August 2007       $762,790
Dakota (1)               Catering

Des Moines, Iowa(3)      Food and Beverage       July 1997       November 1998  July 2007(3)      $1,489,118

Cedar Rapids, Iowa(1)    Master Concession;      November 1996   October 1997   March 2004(5)     $1,598,950
                         Food and; News &
                         Gifts; Specialty
                         Stores; Inflight
                         Catering

Columbia, South          Food and; Inflight      October 1996    October 1997   October 2006 (4)
Carolina (1)             Catering                                                                 $1,483,167

Allentown, Pennsylvania  Food and Beverage;      July 1996       January 1998                     $1,450,322
                         Inflight Catering                                      July 2006

Lexington, Kentucky(1)   Food and Beverage;      July 1996       February 1997  July 2006
                         Inflight Catering                                                        $763,085

Roanoke, Virginia(1)     Food and Beverage;      June 1996       January 1997   June 2006         $673,696
                         Inflight Catering

Freeland (MBS),          Food and Beverage       May 1996        May 1996       May 2006          $268,555
Michigan (6)

Appleton, Wisconsin(1)   Food and Beverage       January 1996    January 1996   July 2005         $349,238

Madison, Wisconsin (1)   Food and Beverage       January 1996    July 1996      January 2006      $951,157

Portland                 Food and Beverage       October 1995    October 1995   June 2005         $834,981
International(1)

Los Angeles              Food and Beverage       June 1995       September      June 2005(6)      $1,184,933
International(5)                                                 1995

                                                                   Dated of
                                                      Date        Completion
   Name/Location of          Description of        Commenced      or Expected   Expiration Date
      Concession               Concession          Operations     Completion      of Contract        2000
                                                                 of Remodeling                      Revenue
Denver International     Food and Beverage       February 1995   Two            June 2003 and     $1,173,113
                                                                 completed      November 2006
                                                                 February
                                                                 1995; one
                                                                 completed
                                                                 December 1997

Albany, New York (6)     Food and Beverage       February 1995   February 1995  February 2008     $345,438

Atlantic City, New       Food and Beverage       June 1994       June 1994      June 2011         $269,300
Jersey (6)

Pittsburgh,              Food and Beverage       October 1992    October 1992   October 2006      $1,678,445
Pennsylvania (6)

Orange County            Food and Beverage       September 1990  Completed      February 2001(5)  Franchise

----------------------

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

(5) After June 2001, this concession can be terminated by the airport upon 90 days notice.

(6) This concession was acquired by The Company when it purchased Gladco Enterprises, Inc.


FOOD PREPARATION CENTER

         The Company has contracted an outside firm to manufacture its bakery products. Using the Company's proprietary recipes, several bakery items are prepared at a central location and sold at the Creative Host concessions and at franchise restaurants, including regular croissants, croissants filled with meat, cheeses and vegetables, pastries, muffins and other bakery foods. The bakery foods are prepared, frozen in dough form and shipped to concessions and franchisees where they are baked and served on a daily basis.

         The Company has entered into an agreement with Sysco Food Services Corporation ("Sysco") All of the purchasing for the concession locations, except for certain perishable items such as dairy and produce, is done through Sysco with the goal of achieving uniform cost of goods and centralized cost controls.

FRANCHISE OPERATIONS

         From 1986 through 1994, the Company was actively engaged in the business of franchising restaurants under the "Creative Croissant" name. The Company's restaurant franchise business was not successful, and, in 1990, the Company began the transition to company-owned airport concessions that is the major focus of its current business plan. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company continues to have franchise relationships with 4 restaurant franchisees, excluding the JFK and Orange County airport concessions which are operated by a franchisee.

         The Company expects its revenues from franchising (approximately 0.2% of total revenues for the twelve month period ended December 31, 2000) to remain unchanged or decline over time as the Company concentrates on expanding its concession business and establishing more Company owned facilities at airports and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, it may continue to sell franchises in special situations when a franchise would be more advantageous to the Company than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

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

         The Company targets the airport concession business through its presence at airport authority association meetings and trade shows, its network of existing relationships in the airport business community, and its submission of bids in response to requests for proposals ("RFPs") by airports. By continually monitoring the availability of RFPs at airports throughout the nation, the Company seeks to be involved in every RFP that is economically feasible. In bidding for concessions, the Company focuses on those airports with locations indicating that the concession will earn annual gross revenues of $500,000 to $2,000,000. Once a concession has been targeted, the Company develops a customized bid tailored to address a theme or culture specific to the concession location. Management is currently working with airport managers to design unique and exciting food court areas with a variety of food choices, comfortable seating and self-serve options without the inconveniences of traditional restaurants. The Company's proposals for airports include children's play areas, reading areas, mini-libraries and computer services.

         The Company has developed several marketing techniques for its Creative Host concession locations to encourage sales and to provide additional sources of revenues. To compete within an airport, the Creative Host approach is to combine aroma and showmanship with high quality fresh and nutritious foods at value prices to attract customers. The Company's food and beverage facilities have traditionally been designed with a European flair for fresh, healthy and nutritious gourmet and specialty foods, served quickly and at value prices. The company is deversifying into agreements with renowned food and beverage suppliers such as Carls Jr., Schlotzky's and TCBY Yogurt. The food and beverage concessions sell gourmet coffee beans as gift packages, colorful sports bottles and thermal coffee mugs featuring the "Creative Croissants-Registered Trademark-" logo and key menu items, custom gift baskets and other promotional merchandise.

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

         Other formidable competitors in the concession business, especially food and beverage, include Service America Corporation, Anton Food, Concession International, Air Host, Inc. Other competitors such as Paradies and W.H. Smith compete with the Company in the airport retail concession services market. Dobbs International and Sky Chefs, LSG dominate the inflight catering business.

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

EMPLOYEES

         The Company has over 750 employees, including 22 in administration. The employees include approximately 250 who were employed by Gladco Enterprises, Inc. when the Company acquired Gladco in October 2000. As the Company expands and opens more concessions, the Company anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company does not have a collective bargaining agreement with its employees and is not aware of any material labor disputes.

SEASONALITY

         The Company's concession operations are expected to experience moderate seasonality during the course of each year, corresponding with traditional air travel patterns which generally increase from the first quarter through the fourth quarter.

TRADEMARKS

         The Company has one registered trademark with the United States Patent and Trademark Office on the Principal Register, registered as "Creative Croissants-Registered Trademark-." In addition, the Company is in the process of filing trademark applications to register the names "Creative Host Services, Inc." and as its business develops, the Company plans to continue to develop merchandising of trademark products, such as clothing, drinking bottles, mugs and other similar products, utilizing its service marks and trademarks in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent the Company from using such trademarks in its business.

ITEM 2.   PROPERTIES

         The Company's executive offices are located in a 8,334 square foot facility at 6335 Ferris Square, Suites G-H, San Diego, California. The combined facility is covered by a five-year lease terminating April 15, 2002 with monthly payments of $5,674 plus common area maintenance charges. The Company has one option to extend the term for an additional five-year period.

         The Company also leases space as part of its airports concession operations. In addition, the Company occasionally leases restaurant space which it assigns to operators in connection with franchise operations.

ITEM 3.   LEGAL PROCEEDINGS

         There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended December 31, 2000, other than its dispute with Cap Ex, L.P., an investment firm that provided financing to the Company in December 1998. The Company repaid the financing in its entirety in March 2000. Nevertheless Cap Ex, L.P. claimed that it was owed additional warrants to purchase the Company's Common Stock. In January 2001, the Company settled the litigation with Cap Ex, L.P.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2000.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

         The Company's Common Stock trades on the NASDAQ Market under the symbol CHST. The Company completed its initial public offering on July 22, 1997 and its stock began trading on the Exchange at that time. The number of recordholders of the Common Stock was 97 on March 26, 2001. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The closing sales price of the Common Stock on March 26, 2001 was $1 7/16 per share. The following chart sets forth, for the fiscal period indicated, the high and low closing sales prices for the Company's Common Stock.


                                                                       LOW              HIGH
                                                                       ---              ----
             Fiscal 1997
                  July 22, 1997 to September 30, 1997                  3 13/16          4 7/16
                  Fourth Quarter                                       1 7/8            4 3/16

             Fiscal 1998
                  First Quarter                                        2 1/32           2 3/4
                  Second Quarter                                       1 3/4            3
                  Third Quarter                                        1 3/8            2 3/16
                  Fourth Quarter                                       13/16            2

             Fiscal 1999
                  First Quarter                                        1 1/4            1 7/8
                  Second Quarter                                       1                1 7/16
                  Third Quarter                                        1 1/8            1 5/8
                  Fourth Quarter                                       7/8              6 1/4

           Fiscal 2000
                  First Quarter                                        5 1/2            14
                  Second Quarter                                       10               29
                  Third Quarter                                        4 3/32           12 1/2
                  Fourth Quarter                                       1 7/16           8 13/16

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND THE POTENTIAL INCREASE IN NET INCOME AND CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY TO OBTAIN THE SUBSTANTIAL ADDITIONAL CAPITAL NECESSARY TO COMPLETE CONSTRUCTION OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE NEED AND ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO MANAGE OPERATIONS, THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, THE TERM AND CONDITIONS OF ANY POTENTIAL MERGER OR ACQUISITION OF EXISTING AIRPORT CONCESSION OPERATIONS, AND THE PRIOR AND POTENTIAL VOLATILITY OF THE COMPANY'S STOCK PRICE, OPERATING RESULTS AND FINANCIAL CONDITION.

OVERVIEW

         The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 4 restaurant franchises which operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The company has not sold a new franchise since 1994.

         In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1995. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 95 concession locations at 24 airports. In 1996, the Company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news, gift and other services.

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

         The Company had working capital for the fiscal year ended December 31, 2000 of $(613,753) compared to $(1,343,912) for the fiscal year ended December 31, 1999. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the acquisition of Gladco have placed demands on the Company's working capital. During the fiscal year ending December 31, 2000, the Company raised $8,437,430 in capital through the sale of its Common Stock in private placements made during the year and the exercise of stock options and stock purchase warrants, and borrowed an additional $2,000,000 through the issuance of 7% Convertible Debentures. A substantial percentage of the 462,000 outstanding warrants issued during the Company's initial public offering were exercised at $5.40 per share, resulting in additional capital of $2,313,900. On the other hand, the Company utilized $6,500,000 of capital to pay for the purchase of Gladco Enterprises, Inc. in October 2000.

         The Company may have capital requirements in 2001 to finance the construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, inflight catering and other services. In this regard, the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.

RESULTS OF OPERATIONS
         The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of its total revenues.


                                                                FISCAL YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                              1998              1999             2000
                                                              ----              ----             ----
Revenues:
         Concessions                                          95%               98%              99%
         Food Preparation Center Sales                        4                 1                1
         Franchise Royalties                                  1                 1                0
                                                              ---               ---              ---
         Total Revenues                                       100%              100%             100%

         Cost of Goods Sold                                   30                32               31
                                                              ---               ---              ---
         Gross Profit                                         70                68               69

Operating Costs and Expenses:
         Payroll and Employee Benefits                        34                33               32
         Occupancy                                            19                21               21
         General and Administrative                           12                12               12
         Interest Expense                                     1                 5                4
         Provision for Income Taxes                           0                 0                0
         Other (Income) Loss                                  0                 0                0
                                                              ---               ---              ---
         Net Income (Loss)                                    4%                (3)%             0
                                                              ---               ---              ---
                                                              ---               ---              ---

         FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

         REVENUES. The Company's gross revenues for the fiscal year ended December 31, 2000 were $23,725,859 compared to $18,176,951, for the fiscal year ended December 31, 1999. Revenues from concession activities increased $5,588,594 ($23,506,452 compared to $17,917,858) and food preparation center sales decreased $17,220 (from $188,683 to $171,463) while franchise royalties declined $22,466 (from $70,410 to $47,944), for the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999. Substantially all of the increase in concession activities is attributable to same stores revenue increases and the acquisition of the Gladco locations.

         COST OF GOODS SOLD. The cost of goods sold for the fiscal year ended December 31, 2000 was $7,368,000 compared to $5,764,769 for the fiscal year ended December 31, 1999. As a percentage of total revenues, the cost of goods sold was 31% in 2000 and 32% in 1999. The improvement in cost of goods sold as a percentage of revenue is due to efficiencies at existing locations and the consolidation of purchasing with Sysco.

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 2000 were $15,528,001, compared to $12,002,547 for the fiscal year ended December 31, 1999. Payroll expenses increased from $5,913,200 in 1999 to $7,575,967 in 2000. As a percentage of total revenues, payroll expense was 33% in 1999 and decreased to 32% in 2000. The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percentage of revenues if existing facilities operate more efficiently and the Company reaps the benefits of recently implemented cost controzl measures. General and administrative expenses increased from $2,199,910 in 1999 to $3,053,438 in 2000, and remained the same as a percentage of total revenues at 12% for 1999 and 2000. The increase was attributable primarily to increases in administrative staff. The Company will continue to add additional administrative staff commensurate with its growth but expects general and administrative expenses to decline as a percentage of total revenues.

         INTEREST EXPENSE. Interest expense for the fiscal year ended December 31, 1999 was $977,612 compared to $882,906 for the fiscal year ended December 31, 2000. As a percentage of total revenues, interest expense was 5% in 1999 and decreased to 4% in 2000 due to the retirement of the Cap Ex debt in the last quarter of 1999 and first quarter of 2000. $352,941 of the interest expenses for the fiscal year ended December 31, 2000 was a one-time charge due to the beneficial conversion feature of the Global Capital note. Without this one-time charge, interest expense as a percentage of total revenue was 2% in 2000.

         NET INCOME (LOSS). Net loss for the fiscal year ended December 31, 2000 was $(68,328) compared to a net loss of $(579,758) for the fiscal year ended December 31, 1999. Net income for the fiscal year ended December 31, 2000 was $284,613 beore the one-time non-cash charge due to the valuation of the Global Capital Note. Management attributes the decrease in net loss to increased efficiencies at existing stores and the acquisition of Gladco.

         SAME STORE SALES. The Company operated locations at sixteen airports during both the full fiscal years ended December 31, 1999 and December 31, 2000. Sales for those locations were $17,029,060 for the fiscal year ended December 31, 1999 and $18,314,941 for the fiscal year ended December 31, 2000, representing an increase of $1,285,881, or 7.6%.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ending December 31, 2000 the Company raised a total of $8,437,430 of equity capital through the issuance of a total of 2,144,266 shares of the Company's common stock in private placements of its securities and the exercise of stock options and stock purchase warrants. The Company also borrowed a total of $2,000,000 through the issuance of 7% Convertible Debentures Due September 26, 2003 to a single institutional investor. The purchase price of the Debentures was 95% of the principal amount, or $1,900,000. The Debentures are convertible at the lower of 110% of the volume weighted average sales price of the Company's common stock on the day immediately preceding closing or 85% of the five lowest volume weighted average sales prices of the Company's common stock during the 25 days immediately preceding the date of a notice of conversion. The Company has registered a total of 150% of the number of shares into which it estimates the Debentures would be converted if they were converted at the current market price. The Company also issued to the lender 125,000 warrants to purchase the Company's common stock at an exercise price of 102% of the closing bid price on the day immediately preceding the closing date. The exercise price of those warrants is $6.86 per share. The Company utilized $6,500,000 of equity capital to pay the purchase price for Gladco Enterprises, Inc. and $2,198,128 to repay the balance of the $3,000,000 original principal amount payable on the Company's 12% Convertible Debentures due. Accordingly, as of December 31, 2000, the Company had working capital of $(688,503). The Company may need to raise additional working capital in Fiscal 2001.

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

         The Company anticipates capital requirements of approximately $1.5 million in Fiscal 2001 to complete the construction of improvements at concession facilities which it has already been awarded.

         The Company may have more capital requirements than anticipated during 2001 if the Company wins additional bids or acquires additional airport concession facilities. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.

ITEM 7.   FINANCIAL STATEMENTS


                          CREATIVE HOST SERVICES, INC.

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000


                                    CONTENTS

                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITORS' REPORT                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                          F-2
  Consolidated Statements of Income (Operations)                      F-3
  Consolidated Statement of Shareholders' Equity                   F-4 - F-5
  Consolidated Statements of Cash Flows                            F-6 - F-7
  Notes to Consolidated Financial Statements                       F-8 - F-19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Creative Host Services, Inc. and Subsidiary
San Diego, California


We have audited the accompanying consolidated balance sheet of Creative Host Services, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of income (operations), shareholders' equity and cash flows for each of the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Host Services, Inc. and Subsidiary at December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 1, 2001

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
  Cash                                                               $     1,713,054
  Receivables, net of allowance of $12,608                                   646,976
  Inventory                                                                  465,481
  Prepaid expenses and other current assets                                  189,500
                                                                     ---------------

          Total current assets                                                                $     3,015,011

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                                    15,621,016

OTHER ASSETS:
  Deposits                                                                   298,917
  Goodwill, net                                                            4,148,555
  Other assets                                                               173,798
                                                                     ---------------

          Total other assets                                                                       4,621,270
                                                                                             ---------------

                                                                                             $    23,257,297
                                                                                             ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                              $     2,556,180
  Current maturities of notes payable                                        147,364
  Current maturities of leases payable                                       891,479
  Income taxes payable                                                       108,491
                                                                     ---------------

          Total current liabilities                                                          $     3,703,514

DEFERRED TAX                                                                                          97,940

NOTES PAYABLE, less current maturities                                                             1,488,356

LEASES PAYABLE, less current maturities                                                            2,380,049

SHAREHOLDERS' EQUITY:
  Common stock; no par value, 20,000,000 shares
    authorized, 6,514,153 shares issued and outstanding                   16,207,095
  Additional paid-in capital                                               1,736,113
  Accumulated deficit                                                     (2,355,770)
                                                                     ---------------

          Total shareholders' equity                                                              15,587,438
                                                                                             ---------------

                                                                                             $    23,257,438
                                                                                             ===============


                See accompanying independent auditors' report and
                  notes to consolidated financial statements.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)

                                                                        Year ended                       Year ended
                                                                     December 31, 2000                December 31, 1999
                                                                     -----------------                -----------------
REVENUES:
  Concessions                                                        $     23,506,452                  $    17,917,858
  Food preparation center sales                                               171,463                          188,683
  Franchise royalties                                                          47,944                           70,410
                                                                     ----------------                  ---------------

          Total revenues                                                   23,725,859                       18,176,951

COST OF GOODS SOLD                                                          7,368,000                        5,764,769
                                                                     ----------------                  ---------------

GROSS PROFIT                                                               16,357,859                       12,412,182
                                                                     ----------------                  ---------------

OPERATING COSTS AND EXPENSES:
  Payroll and other employee benefits                                       7,575,967                        5,913,200
  Occupancy                                                                 4,898,596                        3,889,437
  General, administrative and selling expenses                              3,053,438                        2,199,910
                                                                     ----------------                  ---------------

          Total operating costs and expenses                               15,528,001                       12,002,547
                                                                     ----------------                  ---------------

INCOME FROM OPERATIONS                                                        829,858                          409,635
                                                                     ----------------                  ---------------

INTEREST EXPENSE, net of beneficial conversion charge                         529,965                          977,612
                                                                     ----------------                  ---------------
NET INCOME (LOSS) BEFORE INCOME TAXES AND INTEREST EXPENSE
   DUE TO BENEFICIAL CONVERSION                                               299,893                         (567,977)

INTEREST EXPENSE RELATED TO BENEFICIAL CONVERSION FEATURE                     352,941                                -
                                                                     ----------------                  ---------------

LOSS BEFORE INCOME TAXES                                                      (53,048)                        (567,977)

PROVISION FOR INCOME TAXES, all current                                        20,280                           11,781
Income tax benefit, deferred                                                   (5,000)                               -
                                                                     ----------------                  ---------------

NET INCOME (LOSS)                                                    $        (68,328)                  $     (579,758)
                                                                     ================                  ===============


NET LOSS PER SHARE:
  Basic and diluted                                                  $           (.01)                  $        (0.18)
                                                                     ================                  ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                                     5,887,953                        3,295,843
                                                                     ================                  ===============


               See accompanying independent auditors' report and
                  notes to consolidated financial statements.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                 Common Stock          Additional                         Total
                                                                 ------------           paid-in       Accumulated      shareholders'
                                                          Shares          Amount        Capital          Deficit          Equity
                                                          ------          ------        -------          -------          ------
Balance at January 1, 1999                                3,209,705     $ 5,971,764     $937,662       $(1,707,684)     $5,201,742

Net proceeds from issuance of common stock                  140,000         112,000                                        112,000

Net proceeds from issuance of common stock                  355,000         355,000                                        355,000

Warrants exercised in exchange for common stock              94,572          15,190      (15,190)

Conversion of convertible debt                              570,610       1,315,711                                      1,315,711

Net loss for the year ended
  December 31, 1999                                                                                         (579,758)     (579,758)
                                                     --------------   -------------  ------------    ---------------  ------------

Balance at December 31, 1999                              4,369,887       7,769,665      922,472          (2,287,442)    6,404,695

Warrants exercised in exchange for common stock             812,571       2,717,323                                      2,717,323

Conversion of convertible debt                              573,857       1,478,348                                      1,478,348

Net proceeds from issuance of common stock                  597,700       3,493,409                                      3,493,409

Stock options exercised in exchange for common stock         70,500         114,600                                        114,600


                                   (Continued)


               See accompanying independent auditors' report and
                  notes to consolidated financial statements.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY


                                                                 Common Stock          Additional                         Total
                                                                 ------------           paid-in       Accumulated      shareholders'
                                                          Shares          Amount        Capital          Deficit          Equity
                                                          ------          ------        -------          -------          ------

Common stock issued in exchange for shares of
  GladCo Enterprises, Inc.                                69,638         500,000                                           500,000

Common stock issued for services                          20,000         133,750                                           133,750

Issuance of warrants in connection with financing                                        450,450                           450,450

Issuance of warrants in connection with
  settlement agreement                                                                    10,250                            10,250

Intrinsic value of beneficial conversion feature
  issued in connection with financing                                                    352,941                           352,941

Net loss at December 31, 2000                                                                             (68,328)         (68,328)
                                                     --------------  -----------    ------------      ------------     -----------

Balance at December 31, 2000                              6,514,153  $16,207,095      $1,736,113      $(2,355,770)     $15,587,438
                                                     ==============  ===========    ============      ===========      ===========

               See accompanying independent auditors' report and
                  notes to consolidated financial statements.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                             Year ended                    Year ended
                                                                          December 31, 2000             December 31, 1999
                                                                          -----------------             -----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                                $      (68,328)                 $     (579,758)
                                                                          --------------                 --------------

 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                            1,327,270                      1,027,100
      Bad debt expense in excess of provision                                     12,608                          4,850
      Amortization of debenture discount                                          38,806                         13,848
      Intrinsic value of beneficial conversion feature                           352,941                              -
      Income tax benefit - deferred                                               (5,000)                             -
      Value of warrants issued in connection
        with settlement agreement                                                 10,250                              -

 CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable                                                        (75,428)                       (97,650)
      Inventory                                                                 (108,011)                        81,952
      Prepaid expenses and other current assets                                 (116,763)                       (23,571)

  INCREASE (DECREASE) IN LIABILITIES -
      accounts payable and accrued expenses                                      874,024                        254,427
      Income taxes payable                                                       108,491                              -
                                                                          --------------                 --------------

          Total adjustments                                                    2,419,788                      1,260,956
                                                                          --------------                 --------------

          Net cash provided by operating activities                            2,350,860                        681,198
                                                                          --------------                 --------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Property and equipment                                                      (4,481,546)                    (3,511,217)
  Deposits and other assets                                                     (281,013)                        27,853
  Excess of purchase price over fair market value of assets                   (3,370,722)                             -
                                                                          --------------                 --------------

          Net cash used for investing activities                              (8,133,281)                    (3,483,364)
                                                                          --------------                 --------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from notes payable                                                  1,992,362                        178,527
  Issuance of capital stock                                                    6,387,332                        442,956
  Repayment on notes payable                                                    (143,847)                       (12,119)
  Repayment on leases payable                                                   (873,730)                    (1,085,244)
  Proceeds from (payments on) line of credit                                     (56,664)                        56,664
  Net proceeds from leases payable                                                     -                      3,239,762
  Proceeds from loan payable, officer-shareholder                                      -                         31,900
                                                                          --------------                 --------------

          Net cash provided by financing activities                            7,305,453                      2,852,446
                                                                          --------------                 --------------

NET INCREASE IN CASH                                                           1,523,032                         50,280
CASH, beginning of year                                                          190,023                        139,743
                                                                          --------------                 --------------

CASH, end of year                                                         $    1,713,055                 $      190,023
                                                                          ==============                 ==============

                                   (Continued)

               See accompanying independent auditors' report and
                  notes to consolidated financial statements.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                             Year ended                    Year ended
                                                                          December 31, 2000             December 31, 1999
                                                                          -----------------             -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $      557,811                 $      993,813
                                                                          ==============                 ==============
  Income taxes paid                                                       $        5,842                 $        7,847
                                                                          ==============                 ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Notes payable converted to common stock                                 $    1,505,000                 $    1,495,000
                                                                          ==============                 ==============
  Equipment acquired and financed by a capital lease                      $      252,142                 $            -
                                                                          ==============                 ==============
  Common stock issued in exchange for services                            $      133,750                 $            -
                                                                          ==============                 ==============
  Common stock issued in exchange for outstanding
    stock of GladCo Enterprises, Inc.                                     $      500,000                 $            -
                                                                          ==============                 ==============
  Deferred tax liability arising from business combinations               $      200,000                 $            -
                                                                          ==============                 ==============
  Intrinsic value of warrants issued with common stock                    $      647,444                 $            -
                                                                          ==============                 ==============


               See accompanying independent auditors' report and
                  notes to consolidated financial statements.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000




(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        ORGANIZATION AND BASIS OF PRESENTATION:

               Creative Host Services, Inc. (the "Company") was formed in 1986 to acquire the operating assets of Creative Croissants, Inc., which consisted of a food preparation center in San Diego and two French-style cafes featuring hot meal croissants, muffins, pastas and salads. The cafes were acquired in May 1987 and the food preparation center was acquired in April 1988 in transactions accounted for using the purchase method of accounting. In 1989, the Company commenced franchising operations, licensing its trademarks to third parties, who agreed to purchase baked goods from the Company's food preparation center under franchise arrangements with the Company, and earned an initial franchise fee, a royalty based upon sales, and in some cases advertising and marketing fees as a percentage of gross sales. In 1995, the Company began operating company owned food and beverage concessions at airports and commenced certain in-flight catering sales. The accompanying financial statements include the operations of Company-owned concessions (mainly at various airports across the United States), revenues earned from franchisees and operations from its wholesale food preparation activities.

               Effective October 9, 2000, the Company acquired 100% of the outstanding stock of GladCo Enterprises, Inc., a Pennsylvania corporation, the outstanding shares of HLG Acquisition Corporation, a Pennsylvania corporation and the outstanding limited partnership interest in HLG Franchise Marketing Company for $7.3 million.

        PRINCIPLES OF CONSOLIDATION:

               The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GladCo Enterprises, Inc. All material intercompany accounts have been eliminated in consolidation.

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

See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

        PROPERTY AND EQUIPMENT:

               Property and equipment are recorded at cost, including interest on funds to finance the construction of concession locations. Such interest amounted to approximately $23,000 and $24,000 during 2000 and 1999, respectively. For financial statement purposes, depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows:

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

        COMPREHENSIVE INCOME:

               Comprehensive income consists of net income only.

See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        EARNINGS PER SHARE:

               Earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents have not been included as the amounts are anti-dilutive. The following reconciles amounts reported in the financial statements:

        CASH:

                                   EQUIVALENTS

               For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                                  CONCENTRATION

               The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.


See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

        NEW ACCOUNTING PRONOUNCEMENTS:

               In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999, to provide guidance related to recognizing revenue in circumstances in which no specific authoritative literature exists. Adoption of this pronouncement did not materially impact the financial statements.

               In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company is evaluating its expected adoption date and currently expects to comply with the requirements of SFAS 133 in fiscal year 2001. The Company does not expect the adoption will be material to the Company's financial position or results of operations since the Company does not believe it participates in such activities.

               In January 2001, the FASB Emergency Issues Task Force issued
               EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized as expense in accordance with EITF 98-5, there is no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.


See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(2)     BUSINESS ACQUISITION:

         In October 2000, the Company acquired for approximately $7.3 million, 100% of the outstanding stock of GladCo Enterprises, Inc., an operator of airport food concessions, the outstanding shares of HLG Acquisition Corporation, a Pennsylvania corporation and the outstanding limited partnership interest of HLG Franchise Marketing Company a Pennsylvania limited partnership. This acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at date of acquisition. The purchase agreement provides for contingent payments of up to approximately $700,000 based on the execution of definitive leases within one year at certain airport locations. Any such payments, if earned, will be allocated to the assets acquired or, if applicable, recorded as goodwill. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

         The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the 2000 and 1999 fiscal years.

                                                                                              2000              1999
                                                                                              ----              ----
                                                                                         (in thousands, except per share)
               Net sales                                                                $     31,019      $     27,690
               Net income (loss)                                                                 145            (1,107)
               Earnings (loss) per common share                                                 0.02             (0.33)

         The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable, and do not reflect any benefit from economies which might be achieved from combined operations. The pro-forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.


(3)     PROPERTY AND EQUIPMENT:

        A summary at December 31, 2000 is as follows:

               Food and beverage concession equipment                                     $     16,209,560
               Leasehold improvements                                                            2,395,835
               Food preparation equipment                                                          352,932
               Office equipment                                                                    189,779
                                                                                          ----------------
                                                                                                19,148,106
               Less accumulated depreciation and amortization                                    3,527,090
                                                                                          ----------------

                                                                                          $     15,621,016

         Depreciation and amortization expense (related to property and equipment only) totaled $1,279,667 and $953,912 for the years ended December 31, 2000 and 1999, respectively.


See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(4)     OTHER ASSETS:

        GOODWILL

         Goodwill, arising from the acquisition of GladCo. Enterprises, Inc., is being amortized over 20 years. A summary at December 31, 2000 is as follows:

               Goodwill                                                                     $    4,204,472
               Less accumulated amortization                                                        55,917
                                                                                            --------------
                                                                                            $    4,148,555
                                                                                            ==============

         Amortization expense amounted to $55,917 for the year ended December 31, 2000.

        OTHER

        A summary at December 31, 2000 is as follows:

               Franchise costs                                                            $        171,909
               Loan fees                                                                           102,382
               Other                                                                                 2,098
                                                                                          ----------------

                                                                                                   276,389
               Less accumulated amortization                                                       102,591
                                                                                          ----------------

                                                                                          $        173,798
                                                                                          ================

Amortization expense amounted to $18,686 for the year ended December 31, 2000.

(5)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Purchases from one supplier amounted to approximately $3,852,000 for the year ended December 31, 2000. Approximately $165,000 of the accounts payable was due to this supplier at December 31, 2000.


(6)     NOTES PAYABLE:

        A summary is as follows:

               Note payable to equipment finance company, interest at 7%
                 per annum, due April 2001                                                $         92,803
               Note payable to shareholder, interest at 8% per annum,
                 originally due in November 2001.  The note was converted
                 to shares of the Company's common stock in January 2001
                 at a conversion rate of $1.00 per share                                            48,400


See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(6)     NOTES PAYABLE, CONTINUED:

               Note payable to landlord of former franchisee, interest at the greater of 10% or bank prime rate plus 1%,
                 due in monthly installments of $1,264 through 2001                                  6,161
               Convertible debentures to investment company, interest at
                 an effective rate of 37.1% per annum, due September 26,
                 2003, net of unamortized discount of $685,157                                   1,488,356
                                                                                          ----------------

                                                                                                 1,635,720
               Less current maturities                                                             147,364
                                                                                          ----------------

                                                                                          $      1,488,356
                                                                                          ================

        The following is a summary of the principal amounts payable over the next three years and thereafter:

               2001                                                                       $        147,364
               2002                                                                                      -
               2003                                                                              1,488,356
                                                                                          ----------------

                                                                                          $      1,635,720
                                                                                          ================

        CONVERTIBLE DEBENTURES

        In September 2000, the Company entered into a purchase agreement with an investment company to issue a total of $2,500,000 convertible debentures with interest at 7% per annum at a 5% discount rate and 1 warrant to purchase 125,000 shares of the Company's common stock at an exercise price of $6.86 per share. In September 2000, the Company issued $2,000,000 of the convertible debenture at a 5% discount rate, or $100,000, and the warrant. A payment of interest only is payable on the last day of each quarter starting December 31, 2000. The remaining principal balance of the debenture is payable in full in September 2003. The debentures are convertible at the option of the holder at any time after October 26, 2000 at the lesser of $7.70 per share or 85% of the average of the 5 lowest volume weighted average sales prices of the common stock during the past 25 trading days immediately preceding the notice of conversion. Included in accrued expenses is approximately $37,000 of accrued interest. The intrinsic value of the beneficial conversion feature totaled $352,941 and has been charged to interest expense pursuant to EITF 98-5. The debenture is collateralized by substantially all assets of the Company. The fair value of the associated warrant was determined based on the Black-Scholes pricing method. The value of the warrants totaled $450,450 and is included in paid-in capital at December 31, 2000. The debenture, net of discounts totaling $550,450, has an effective interest rate of 30.2%. The discount is being amortized to interest expense over the life of the debenture using the interest rate method. Amortization of the discount totaled approximately $39,000 at December 31, 2000.

        In January 2001, $190,000 of the outstanding debenture was converted to 108,436 shares of the Company's common stock at an average rate of $1.75 per share.

See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(7)     LINE OF CREDIT:

         The Company has a $2,500,000 revolving line of credit with a bank expiring October 31, 2003. The line incurs an interest rate of 0.25% under the bank's reference rate. The line is collateralized by inventory, furniture, equipment and intangible property. No amounts were due the bank on the line at December 31, 2000. The Company must maintain the following covenants:

               Debt to worth                                                         .85 : 1.0
               Current ratio                                                          .7 : 1.0  to June 30, 2001
                                                                                      .9 : 1.0  thereafter
               Debt coverage ratio                                                   1.5 : 1.0 to  September   30, 2002
                                                                                     2.5 : 1.0  thereafter
               Capital expenditures limit                                            $5,000,000 per year
               Acquisition limit                                                     $5,000,000 per year


(8)     13.3% CONVERTIBLE NOTES PAYABLE:

         In December 1998, the Company conducted a private placement offering. The Company sold 3,000 units. Each unit consisted of a $1,000 note payable with interest at 12% per annum and 80 common stock purchase warrants. Each warrant entitles the holder to buy one share of common stock at an exercise price of $1.48. The warrants expire on December 31, 2003. A payment of interest only was payable monthly commencing January 1999 until January 2001. Commencing January 2001, a payment of total principal and interest of $43,041 was payable monthly until December 2003, at which time all unpaid principal and interest was due. The notes were collateralized by substantially all assets of the Company and shares owned by the president and major stockholder of the Company. Commencing March 1999, each note could be converted, at the option of the holder, to shares of the Company's common stock at the price per share of $2.625 (up to the outstanding balance of principal and interest due).

         In December 1999 and March 2000, $1,495,000 and the remaining $1,478,348 of notes, were converted into 570,610 and 573,857 shares respectively.


(9)     LEASES PAYABLE:

         Equipment leases payable, finance company, approximate average interest at 17.2%, are due in monthly installments through the year 2004, and are secured by food and beverage concession equipment.


See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(9)     LEASES PAYABLE, CONTINUED:

        The following is a summary of the principal amounts payable over the next five years:

               2001                                                                       $      1,270,460
               2002                                                                              1,229,224
               2003                                                                                991,502
               2004                                                                                533,331
               2005                                                                                 14,121
                                                                                          ----------------

               Total minimum lease payments                                                      4,038,638
               Less amount representing interest                                                   767,110
                                                                                          ----------------

               Present value of net minimum lease payments                                       3,271,528
               Less current maturities                                                             891,479
                                                                                          ----------------

                                                                                          $      2,380,049
                                                                                          ================


(10)    INCOME TAXES:

        For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $2,057,000, which expire through 2020 and are available to offset future income tax liabilities. Due to the completion of an initial public offering, there are significant limitations on the Company's ability to utilize this operating loss carryforward.

        Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2000 are as follows:

               Deferred tax asset arising from net
                 operating loss carryforwards                                             $        822,800
               Valuation allowance                                                                (822,800)
                                                                                          ----------------

                         Net deferred taxes                                               $              -
                                                                                          ================
               Deferred tax asset and liability arising from:
                 Depreciation and amortization                                            $         97,060
                 Non-taxable business combination                                                 (200,000)
                                                                                          ----------------

                                                                                                  (102,940)
              Amortization of deferred tax                                                           5,000
                                                                                          ----------------
                                                                                          $        (97,940)
                                                                                          ================

See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(11)    COMMITMENTS AND CONTINGENCIES:

         LEASES

         The Company leases its office facility, food preparation center and concession locations under various lease agreements expiring through 2010. Rental expense under operating leases totaled $3,577,693 and $2,885,545 for 2000 and 1999, respectively. As of December 31, 2000, future minimum rental payments required under operating leases, exclusive of additional rental payments based on concession sales and number of enplanements, are as follows:

               Year ending December 31,
                   2001                                                                   $      3,073,513
                   2002                                                                          3,068,856
                   2003                                                                          3,079,306
                   2004                                                                          2,977,805
                   2005                                                                          2,512,113
                   Thereafter                                                                    5,940,531
                                                                                          ----------------

                                                                                          $     20,652,124
                                                                                          ================

        In connection with the concessionaire agreements with various airport authorities, the Company has obtained surety bond coverage for the guarantee of lease payments in the event of non-performance under the agreements, in the aggregate amount of approximately $425,000. The insurer may seek indemnification from the Company for any amounts paid under these bonds.

        CONTINGENCIES

        The Company is a party to legal proceedings arising from the normal conduct of operations. Although the ultimate disposition of the proceedings is not determinable by legal counsel, management does not believe that an adverse determination in such proceedings would have a material adverse effect on the financial position of the Company.

        SETTLEMENT AGREEMENT

        In December 2000, the Company entered into a settlement agreement with a former note holder. In March 2001, pursuant to the agreement, the Company paid the disputed interest and issued 180,000 stock purchase warrants in satisfaction of this matter. The interest payment is included in accounts payable and accrued expenses at December 31, 2000. The warrants expire in January 2004. The value of the warrants totaled $10,250 and is included in paid-in capital at December 31, 2000.

(12)    COMMON STOCK:

        In September 2000, one purchase warrant was issued to an investment company in connection with the convertible debenture (Note 6). The warrant entitles the holder to purchase 125,000 shares of the Company's common stock at an exercise price of $6.86 per share. The warrants are exercisable immediately and expire in September 2003.

        In January through July 2000, shareholders exercised 500,950 warrants to purchase common stock at an exercise price of $5.40 per share. The exercises generated proceeds, net of costs, totaling $2,567,898.

        In January and July 2000, shareholders exercised 83,000 warrants to purchase common stock at an exercise price of $2.06 per share. The exercise generated proceeds, net of costs, totaling $134,625.

See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000


(12)    COMMON STOCK, CONTINUED:

        In June 2000, a note holder exercised 10,000 warrants to purchase common stock at an exercise price of $1.48 per share. The exercise generated proceeds, net of costs, totaling $14,800.

        In 2000, individuals exercised 232,400 warrants to purchase common stock. The individuals exercised the warrants on a "cashless" basis and as a result were issued 218,621 shares of the Company's common stock.

        In 2000, employees and directors of the Company exercised 70,500 options to purchase common stock at an average exercise price of $1.63. The exercises generated proceeds totaling $114,600. In 2000, the Company commenced three private placement offerings of 261,700, 211,000 and 125,000 shares of the Company's common stock at a purchase price of $5.00, $7.25 and $7.00 per share, respectively. The offerings generated proceeds, net of offering costs, totaling $1,133,120, $1,485,289 and $875,000, respectively.


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

        The number and weighted average exercise prices of options granted under the 1997 plan, for the years ended December 31, 2000 and 1999 are as follows:

                                                                         2000                               1999
                                                             -------------------------------    ---------------------------
                                                                                  Average                           Average
                                                                                 Exercise                          Exercise
                                                              Number               Price         Number              Price
                                                              ------               -----         ------              -----
        Outstanding at beginning of the year                   223,000            $  2.89          171,500              3.61
        Outstanding at end of the year                         157,500               3.52          223,000              2.89
        Exercisable at end of the year                          18,000               3.97           84,500              1.63
        Granted during the year                                  5,000               4.88           68,000              1.07
        Exercised during the year                               70,500               1.63                -                -
        Expired during the year                                      -                  -           16,500              2.82


See accompanying independent auditors' report.

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 2000




(13)    STOCK OPTIONS, CONTINUED:

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

        Proforma information regarding net loss and loss per share under the fair value method has not been presented as the amounts are immaterial for the year ended December 31, 2000.


(14)    WARRANTS:

        On July 3, and October 2, 2000, the Company issued warrant dividends to its shareholders of record at an exercise price of 110% of the closing stock price on each of the dates. Each shareholder of record received one warrant for each 40 shares of stock owned. The Company issued 151,128 and 162,864 warrants at an exercise price of $13.20 and $8.32 per share in July and October 2000, respectively.

        At December 31, 2000, the Company had warrants outstanding that allow the holders to purchase up to 608,575 shares of common stock at exercise prices ranging from $1.38 to $13.20, expiring through November 2004.

        The number and weighted average exercise prices of the warrants for the years ended December 31, 2000 and 1999 are as follows:

                                                                         2000                               1999
                                                             -------------------------------    ---------------------------
                                                                                  Average                           Average
                                                                                 Exercise                          Exercise
                                                               Number              Price          Number             Price
                                                               ------              -----          ------             -----
        Outstanding at beginning of the year                    1,208,093         $  3.38          1,063,093        $   3.64
        Outstanding at end of the year                            608,575            7.37          1,208,093            3.38
        Exercisable at end of the year                                  -               -            120,000            1.38
        Granted during the year                                   438,982            9.58            145,000            1.49
        Exercised during the year                                 973,450            3.55                  -              -
        Terminated during the year                                 65,050            5.40                  -              -


See accompanying independent auditors' report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

NAME                                AGE              POSITION
----                                ---              --------
Sayed Ali                           52               Chairman of the Board of Directors,
                                                     President and Chief Financial Officer
Booker T. Graves(1)                 61               Director
John P. Donohue, Jr.(1)(2)          69               Director
Charles B. Radloff                  71               Director
Tasneem Vakharia                    39               Secretary

-----------
(1) Member of Compensation Committee.

(2) Member of Audit Committee.


         SAYED ALI is the founder, Chairman of the Board of Directors, President and Chief Financial Officer of the Company. Mr. Ali has served as Chairman of the Board of Directors and President since 1986. Mr. Ali served as Chief Financial Officer from December 1986 to February 1997, and since August 1997. Mr. Ali served as the Secretary of the Company from 1986 to December 1996. Prior to founding the Company, from May 1985 to September 1987, Mr. Ali was the Director of Operations of Steffa Control Systems, a manufacturer of energy management systems, which had annual sales of $30 to $35 million. From March 1980 until May 1985, Mr. Ali was the Director of Operations for Oak Industries, Inc., a telecommunications equipment manufacturer which had annual sales of approximately $250 million.

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

         CHARLES B. RADLOFF has served as a business advisor and member of the board of directors of DB Products, Inc. a privately owned company engaged in the design, manufacture, and sale of electronic components for the communications and aerospace industries. From 1987 to 1991, Mr. Radloff was President and Chief Executive Officer of AKZO Electric Materials Company, an electronics manufacturer and wholly-owned subsidiary of AZKO, which is a Dutch multi-national corporation with annual sales of approximately $12 billion. From 1965 to 1987, Mr. Radloff served in various executive positions with Oak Industries, Inc., including his position as President and Chief Executive Officer of Oak Technology. Mr. Radloff has also served on the board of directors of Comstream, Inc.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition, each outside director is entitled to receive options as approved by the Board of Directors under the Company's 1997 Stock Option Plan and 2001 stock Option Plan. During

Fiscal 2000, each outside director was issued an aggregate of 15,000 options under the 1997 Stock Option Plan, all of which are now vested.

NEW STOCK OPTION PLAN

In January 2001, the Company's Board or Directors adopted the 2001 Stock Option Plan for the directors, executive officers, employees and key consultants of Creative Host Services, Inc. (the "2001 Plan"). Under the 2001 Plan, a total of 300,000 shares are reserved for potential issuance upon the exercise of up to 300,000 stock options that may be granted under the Plan. No stock options have yet been granted under the Plan. The Company expects to grant stock options under the Plan to directors, executive officers and other qualified recipients in 2001 and in future years. The 2001 Plan is expected to be ratified by the Company's shareholders during the fiscal year ending December 31, 2001.

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

         The following table and notes set forth the annual cash compensation paid to Sayed Ali, Chairman of the Board and President of the Company. No other person's compensation exceeded $100,000 per annum during the Company's fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                              ------------------------------------    -----------------------------------------
                                                                                 AWARDS                PAYOUTS
                                                                      ----------------------------     --------
                                                                                        SECURITIES
                                                             OTHER       RESTRICTED     UNDERLYING                  ALL OTHER
                                                             ANNUAL         STOCK         OPTIONS/       LTIP        COMPEN-
NAME/TITLE                     SALARY           BONUS         COMP.         AWARDS           SARS       PAYOUTS      SATION
YEAR                             $                $             $             $             # (1)          $            $
----------                     ---------        -----        ------       ---------     ----------     ---------    ---------
 Sayed Ali
      President
           2000                 $148,750          --            --             --               --            --           --
           2001                 $200,000          --            --             --               --            --           --


         The following table sets forth the options granted to Mr. Ali during the Company's fiscal year ended December 31, 2000. The table includes 60,000 stock options granted to Mr. Ali under the Company's 1997 Stock Option Plan pursuant to Mr. Ali's new five year employment agreement made with the Company in January 2000. See "Item 10. Executive Compensation - Employment Agreement".


                           OPTION/SAR GRANTS IN 1999

                                INDIVIDUAL GRANTS

--------------- ------------------------- ----------------- --------------------- ------------- ------------
                  Potential Realizable       Number of        Percent of Total
                Value at Assumed Annual      Securities         Options/SARS
                  Rates of Stock Price       Underlying          Granted to       Exercise or
                Appreciation for Option     Options/SARS    Employees in Fiscal    Base Price   Expiration
     Name                 Term              Granted (#)           year (%)           ($/SH)        Date
--------------- ------------------------- ----------------- --------------------- ------------- ------------
Sayed Ali       $69,600                   10,000            10,000                $1.02         10/18/2004

         The following table summarizes the number and value of all unexercised options granted to and held by Mr. Ali at the end of 2000. Mr. Ali exercised 20,000 stock options during 2000.

                          FISCAL YEAR-END OPTION VALUES

                                    Number of Securities               Value of Unexercised
                                    Underlying Unexercised    In-the-Money Options
                                    Option at FY-End (#)               at FY-End ($)(1)
                           ------------------------------   ----------------------------
         Name              Exercisable      Unexercisable              Exercisable      Unexercisable
-----------------         ------------      -------------             ------------      -------------
Sayed Ali                  85,000                    0                   $276,250         0

------------
(1) Based on the closing bid price for the Company's Common Stock at the close of market on December 31, 2000 as reported by NASDAQ

EMPLOYMENT AGREEMENT

Sayed Ali, Chairman of the Board, President and Chief Executive Officer of CHST, entered into a new five-year employment agreement with CHST which commenced as of January 1, 2000. The new employment agreement provides for an annual salary for Mr. Ali of $175,000 in 2000, $200,000 in 2001, $225,000 in
2002, $248,000 in 2003 and $275,000 in 2004. Mr. Ali is also entitled to be granted 60,000 additional stock options, vesting 20,000 upon grant, 20,000 in January 2001 and 20,000 in January 2002. The exercise price will be 110% of the fair market value of the stock on the date of grant, and the exercise period will be three years from the date of vesting. In the event of a loss of the services of Mr. Ali, CHST could be materially adversely affected because there is no assurance that CHST could obtain successor management of equivalent talent and experience.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 29, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Creative Host Services, Inc. 6335 Ferris Square, Suites G-H, San Diego, California 92126.

Name and Address of Owner                            Shares Beneficially Owned(1)
--------------------------------------               --------------------------------
                                                    Number                    Percent(2)
                                                    ---------------   --------------
Sayed Ali                                             1,020,000 (3)             17.9%

Booker T. Graves                                         30,000 (4)                *

John P. Donahue, Jr.                                     30,000 (4)                *

Tasneem Vakharia                                         45,000 (5)              0.8%

Charles B. Radloff                                       15,000 (4)                *

All officers and directors as a group                 1,140,000                 19.8%
  (5 persons)

--------------------
  * Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2001, are deemed outstanding for computing the percentage of the person holding such option or warrant, but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table having sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Does not include 630,600 shares of Common Stock issuable upon exercise of outstanding warrants or 300,000 shares of Common Stock issuable upon conversion of long term debt.

(3) Includes 85,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan and 20,000 shares issuable upon the exercise of options outstanding under the Company's 2001 Stock Option Plan.

(4) Includes 30,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. The Company expects to grant additional stock options to the directors in 2001 under the Company's newly adopted 2001 Stock Option Plan.

(5) Consists solely of shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. The Company expects to grant additional stock options to the directors and officers in 2001 under the Company's newly adopted 2001 Stock Option Plan.

(6) Consists solely of shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. The Company expects to grant additional stock options to the directors in 2001 under the Company's newly adopted 2001 Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit No.                                 Description                                 Page No.
------------                                -----------                                 --------
   3.1        Amended and Restated Articles of Incorporation*
   3.2        Bylaws*
   4.1        Specimen Certificate for Common Stock*
   4.3        Warrant Agreement (including form of Warrant
              Certificate)*
   4.4        The Company's 2001 Stock Option Plan for Directors,
                  Executive Officers, Employees and Key Consultants*
   10.1       1997 Stock Option Plan*
   10.2       Employment Agreement between the Company and Sayed
              Ali*
   10.3       Lease Space In The Cedar Rapids Municipal Airport Terminal For The
              Purpose of Operating Food/Beverage, News/Gift, And Airline
              Catering Concessions dated as of September 16, 1996 between the
              Company and Cedar Rapids Airport Commission.*
   10.4       Food And Beverage Concession Agreement And Lease dated
              as of October 4, 1996 between the Company and Richland
              -Lexington Airport District.*
   10.5       Agreement between the Company and Delta Airlines.*
   10.6       Concession And Lease Agreement dated as of May 24,
              1996 between the Company and Lehigh-Northhampton
              Airport Authority.*
   10.7       Food And Beverage Concession Agreement And Lease
              Bluegrass Airport between the Company and Lexington-
              Fayette Urban County Airport Board.*
   10.8       Food And Beverage Concession Agreement dated as of
              July 26, 1995 between the Company and Outagamie
              County.*
   10.9       Food And Beverage Lease And Concession Agreement dated
              as of May 17, 1996 between the Company and Roanoke
              Regional Airport Commission.*
   10.10      Food And Beverage Concession Agreement dated as of October 24,
              1995 between the Company and the County of Dane.*

   10.11      Food And Beverage Concession Lease Agreement dated as of June 10,
              1994 between the Company and the Port of Portland.*
   10.12 Concession Agreement dated as of March 25, 1995 between the Company and City of Los Angeles.*
   10.13      License And Use Agreement Food/Beverage Service Aspen/Pitkin
              County Airport 1994 Through 1999 dated as of April 1994 between the Company and Board of County Commissions of Pitkin County
              Colorado.*
   10.14      Food Court Agreement dated as of November 14, 1996 between the
              Company and City and County of Denver.*
   10.15 Agreement between the Company and the City and County of Denver as of November 19, 1996.*
   10.16 Agreement dated as of February 8, 1996 between the Company and the County of Orange.*
   10.17 Concession Agreement for Food and Beverage Operations at the Des Moines International Airport between the Company and the City of Des Moines, Iowa dated as of June 2, 1997.**
   10.18      Concession Agreement between the City of Los Angles
              Department of Airports and the Companing Covering the Operation and Management of the Food and Beverage
              Package #3 Concession at Ontario International
              Airport.**
   10.19      Concession Agreement and Lease between the Piedmont
              Triad Airport Authority and the Company.**
   10.20      Form of Franchise Agreement.*
   10.21 TCBY Franchise Agreement dated October 29, 1996 between TCBY Systems, Inc., and St. Clair Development
              Corporation.*
   10.22      Industrial Real Estate Lease between the Company and
              WHPX-S Real Estate Limited Partnership.*
   10.23      Employment Agreement between the Company and Sayed Ale, Dated
              January 1, 2000.***
   10.24      Purchase Agreement between Creative Host Services,  Inc. and
              Edwin L. Klett,  Louis Coccoli, Jr., Herbert H. Gill and the
              Virgil Gladieux marital Trust dated as of September 28, 2000.****
   10.25 Securities Purchase Agreement, dated as of September 26, 2000, between Creative Host Services, Inc.and GCA Strategic Investment
              Fund Limited.****
   10.26 Convertible Debenture, dated as of September 26,2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund
              Limited.****
   10.27      Warrant, dated as of September 26,2000, issued by Creative Host
              Services, Inc. to GCA Strategic Investment Fund Limited.****
   10.28 Registration Rights Agreement, dated as of September 26,2000, between Creative Host Services, Inc. and GCA Strategic Investment
              Fund Limited.****
   10.29      Escrow Agreement, dated as of September 26,2000, between Creative
              Host Services, Inc.and GCA Strategic Investment Fund Limited and the Law Offices of Kim T. Stephens.****

---------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-6722) on Form SB-2 filed with the SEC on April 3, 1997.

**Incorporated by reference from the exhibits included with the Company's Annual Report (No. 000-22845) on Form 10-KSB filed with the SEC on March 31, 1998.

***Incorporated by reference from the exhibits included in the Company's Form S-3 Registration Statement filed with the SEC on March 13, 2000.

****Incorporated by reference from the exhibits included in the Company's Form 8-K filed with the SEC on October 9, 2000.

         (b)The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended December 31, 1999.

                  Report on Form 8-K, dated October 9, 2000, relating to the acquisition of Gladco Enterprises, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2001                      CREATIVE HOST SERVICES, INC.

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



  /s/ Sayed Ali              Chairman of the Board and          April 16, 2001
----------------------       President
 Sayed Ali

  /s/ Booker T. Graves       Director                           April 16, 2001
----------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.   Director                           April 16, 2001
----------------------
 John P. Donohue, Jr.

  /s/ Charles B. Radloff     Director                           April 16, 2001
----------------------
 Charles B. Radloff