Form 10QSB
period 2001-03-31
CREATIVE HOST SERVICES INC
filed 2001-05-17
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒           NO

             As of May 15, 2001, 7,003,990 shares of the registrant's common stockwere outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

             The following financial statements are furnished:

             Balance sheet as of March 31, 2001

             Statement of Income and Operations for the three months ended March 31, 2001 and 2000

             Statement of Cash Flows for the three months ended March 31, 2001 and 2000

             Notes to Financial Statements

CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - MARCH 31, 2001 - UNAUDITED

ASSETS

Current assets:
Cash	$840,041
Receivables, net of allowance of $26,120	645,282
Inventory	497,959
Prepaid expenses and other current assets	323,433

Total current assets		$2,306,715

Property and equipment, net of accumulated depreciation and amortization		16,329,646

Other assets:
Deposits	431,376
Goodwill and acquisition costs, net of accumulated amortization	4,104,262
Other assets	269,909
Total other assets		4,805,547

		$23,441,908

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,140,726
Current maturities of notes payable	2,495
Current maturities of leases payable	891,688
Income taxes payable	59,197
Total current liabilities		$3,094,106

Line of credit		810,886

Deferred tax		97,940

Notes payable, less current maturities		1,362,456

Leases payable, less current maturities		2,167,846

Shareholders’ equity:
Common stock; no par value, 20,000,000 shares authorized, 6,794,880 shares issued and outstanding	16,588,475
Additional paid-in capital	1,666,781
Accumulated deficit	(2,346,582)
Total shareholders’ equity		15,908,674
		$23,441,908

CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED

	Three Months ended
	March 31, 2001	March 31, 2000
Revenues:
Concessions	$7,334,392	$4,445,606
Food preparation center sales	5,620	28,420
Franchise royalties	9,941	12,756
Other	15,000	0
Total revenues	7,364,953	4,486,782

Cost of goods sold	2,080,605	1,381,645
Gross profit	5,284,348	$3,105,137
Operating costs and expenses:
Payroll and other employee benefits	2,421,347	$1,506,765
Occupancy	1,161,208	693,584
Selling Expenses	625,742	361,060
General and administrative expenses	356,645	159,665
Total operating costs and expenses	4,564,942	2,721,674
Income before interest, taxes, depreciation and amortization	719,406	384,063
Depreciation and amortization	509,395	288,626
Income from operations	210,011	95,437
Interest expense, net	200,823	164,168
Net income (loss) before income taxes	$9,188	(68,731)

Provision for income taxes, all current	0	3,059
Net income (loss)	$9,188	(71,790)

Net income per share - basic and diluted	-	(.01)

CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three Months ended
	March 31, 2001	March 31, 2000

Cash flows provided by (used for) operating activities:
Net income (loss)	$9,188	$(71,790)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	500,022	288,626
Bad debt expense in excess of provision	42,582	0
Amortization of debenture discount	41,168	0
Common stock issued for services	7,280	0

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(40,888)	17,983
Inventory	(32,478)	14,497
Prepaid expenses and other current assets	(133,933)	(50,110)

Increase (decrease) in liabilities -
Accounts payable and accrued expenses	(415,454)	51,367
Income taxes payable	(49,294)	0
Total adjustments	(80,995)	322,363
Net cash used by operating activities	(71,807)	(250,573)
Cash flows provided by (used for) investing activities:
Property and equipment	(1,145,827)	(236,470)
Deposits and other assets	(247,102)	(8,980)
Net cash used for investing activities	(1,392,929)	(245,450)
Cash flows provided by (used for) financing activities:
Conversion of notes payable	(383,400)	0
Proceeds from notes payable	0	245,393
Issuance of capital stock	383,519	3,069,902
Repayment on notes payable	(7,288)	0
Repayment on leases payable	(211,994)	(30,637)
Payments on loan payable, officer-shareholder	0	(51,063)
Proceeds from (payments on) line of credit	810,886	(13,589)
Net cash provided by financing activities	591,723	3,220,006
Net increase (decrease) in cash	(873,013)	2,723,983
Cash, beginning of year	1,713,054	691,169
Cash, end of quarter	$840,041	$3,415,152

CREATIVE HOST SERVICES, INC.

Notes to Financial Statements

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three-month period ended March 31, 2001 have been included.

             The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND THE POTENTIAL INCREASE IN NET INCOME AND CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE NEED AND ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO MANAGE OPERATIONS, THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, THE TERM AND CONDITIONS OF ANY POTENTIAL MERGER OR ACQUISITION OF EXISTING AIRPORT CONCESSION OPERATIONS, AND THE PRIOR AND POTENTIAL VOLATILITY OF THE COMPANY'S STOCK PRICE, OPERATING RESULTS AND FINANCIAL CONDITION.

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

             As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past six years, revenues from concession operations have grown from 59% of total revenues in 1995 to 100% of total revenues in 2001.

The Company had working capital for the three months ended March 31, 2001 of $(787,391) compared to $1,912,133 for the three months ended March 31, 2000. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the acquisition of Gladco have placed demands on the Company's working capital. During the fiscal year ending December 31, 2000, the Company raised $8,437,430 in capital through the sale of its Common Stock in private placements made during the year and the exercise of stock options and stock purchase warrants, and borrowed an additional $2,000,000 through the issuance of 7% Convertible Debentures. A substantial percentage of the 462,000 outstanding warrants issued during the Company's initial public offering were exercised at $5.40 per share, resulting in additional capital of $2,313,900. On the other hand, the Company utilized $6,500,000 of capital to pay for the purchase of Gladco Enterprises, Inc. in October 2000.  At March 31, 2001 $335,000 of the 7% Convertible Debentures have been converted into 208,327 shares of common stock.  Subsequent to March 31, 2001, $145,000 of the 7% Convertible Debentures have been converted into 209,110 shares of common stock.

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

RESULTS OF OPERATIONS

             The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of total revenues. Selling expenses and depreciation and amortization have been shown separately. Occupancy and general and administrative ratios have been restated accordingly.

	Fiscal Year Ended December 31			Three Months Ended March 31
	1998	1999	2000	2000	2001
Revenues:
Concessions	95%	98%	99%	99%	100%
Food Preparation Center Sales	4	1	1	1	0
Franchise Royalties	1	1	0	0	0

Total Revenue	100%	100%	100%	100%	100%

Cost of Goods Sold	30	32	31	31	28

Gross Profit	70	68	69	69	72

Operating Costs and Expenses:
Payroll and Employee Benefits	34	33	32	34	33
Occupancy	16	16	15	15	16
Selling Expenses	7	8	8	8	8
General and Administrative	5	3	6	4	5
Depreciation and Amortization	4	6	6	6	7
Interest Expense	1	5	2	4	3
Provision for Income Taxes	0	0	0	0	0
Other (Income) Loss	0	0	0	0	0

Net Income	3%	(3)%	0%	(2)%	0%

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

              REVENUES. The Company's gross revenues for the three months ended March 31, 2001 were $7,364,953 compared to $4,486,782 for the three months ended March 31, 2000, an increase of $2,878,171 or 64.1%. Revenues from concession activities increased $2,888,786 ($7,334,392 as compared to $4,445,606) while food preparation center decreased by $22,800 ($5,620 as compared to $28,420) and franchise royalty revenues decreased by $2,815 ($9,941 as compared to $12,756). The increase in concession revenues was principally attributable to the acquisition of Gladco.

             COST OF GOODS SOLD. The cost of goods sold for the three months ended March 31, 2001 were $2,080,605 compared to $1,381,645 for the three months ended March 31, 2000. As a percentage of total revenue, the cost of goods sold decreased to 28.3% from 30.8%.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2001 were $5,074,337 compared to $3,009,700 for the three months ended March 31, 2000. Payroll expenses increased to $2,421,347 for the three months March 31, 2001 from $1,506,765 for the three months ended March 31, 2000. As a percentage of total revenue, payroll declined to 32.9% for the three months ended March 31, 2001 from 33.6% for the three months ended March 31, 2000. The increase in payroll dollar amounts is due to the addition of Gladco's concession facilities.  Selling expenses have been reported separately.  Accordingly, occupancy and general and administrative expenses have been restated for the three months ended March 31, 2000.  Occupancy expenses increased to $1,161,208 for the three months ended March 31, 2001 from $693,584 for the three months ended March 31, 2000. Selling expenses increased to $625,742 for the three months ended March 31, 2001 from $361,060 from the three months ended March 31, 2000.  General and administrative expenses increased to $356,645 for the three months ended March 21, 2001 from $159,665 for the three months ended March 31, 2000.

Depreciation and amortization expense increased to $509,395 for the three months ended March 31, 2001 from $288,626 for the three months ended March 31, 2000. As a percentage of total revenue, selling expenses increased to 8.5% for the three months ended March 31, 2001 from 8.0% for the three months ended March 31, 2000. General and administrative expenses increased to 4.8% for the three months ended March 31, 2001 from 3.6% for the three months ended March 31, 2000.

             INTEREST EXPENSE. Interest expense net increased to $200,823 for the three months ended March 31, 2001 from $164,168 for the three months ended March 31, 2000. $41,168 of the interest expense for the three months ended March 31, 2001 was a non-cash amortization of the discount on the Global Capital note.

             NET INCOME/LOSS. Net income for the three months ended March 31, 2001 was $9,188 compared to net loss of $71,790 for the three months ended March 31, 2000. Management attributes this change to the acquisition of Gladco and increased operating efficiencies.  The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economies of scale and efficiencies obtained at the operating level.

             EBITDA. EBITDA increased to $710,033 for the three months ended March 31, 2001, from $384,063 for the three months ended March 31, 2000. This increase is related to the acquisition of Gladco and increased operating efficiencies. The Company anticipates this trend to continue improving.

             The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

The Company may have additional capital requirements during 2001 and 2002 if the Company wins additional bids or acquires additional airport concession facilities, or if the Company finds other suitable acquisition candidates. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE HOST SERVICES, INC.

Date: May 10, 2000	/s/ Sayed Ali
Sayed Ali, President and Chief Financial Officer