Form 10QSB
period 2001-06-30
CREATIVE HOST SERVICES INC
filed 2001-08-14
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-22845

CREATIVE HOST SERVICES, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0169494
(State or other jurisdiction	(I.R.S. Employer
of organization)	Identification No.)

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

YES  ☒             NO  ☐

             As of August 14, 2001, 7,504,815 shares of the registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

The following financial statements are furnished:

Balance sheet as of June 30, 2001

Statements of Income and Operation for the three months and six months ended June 30, 2001 and 2000

Statement of Cash Flows for the three months and six months ended June 30, 2001 and 2000

Notes to Financial Statements

CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - JUNE 30, 2001 - UNAUDITED

ASSETS
Current assets:
Cash	$922,840
Receivables, net of allowance of $37,803	578,386
Inventory	493,042
Prepaid expenses and other current assets	544,772

Total current assets		$2,539,040

Property and equipment, net of accumulated depreciation and amortization		16,282,633

Other assets:
Deposits	382,345
Goodwill and acquisition costs, net of accumulated amortization	4,104,464
Other assets	244,212

Total other assets		4,731,021

		$23,552,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,852,013
Current maturities of notes payable	1,229
Current maturities of leases payable	908,919
Income taxes payable	34,067

Total current liabilities		$2,796,228

Line of credit		1,210,886

Deferred tax		97,940

Notes payable, less current maturities		1,018,086

Leases payable, less current maturities		2,009,811

Shareholders’ equity:
Common stock; no par value, 20,000,000 shares authorized, 7,504,815 shares issued and outstanding	17,227,720
Additional paid-in capital	1,292,617
Accumulated deficit	(2,100,594)

Total shareholders’ equity		16,419,743

		$23,552,694

CREATIVE HOST SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OPERATION - UNAUDITED

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Revenues:
Concessions	$8,096,511	$5,144,699	$15,430,903	$9,590,305
Food preparation center sales	-	35,148	5,620	63,568
Franchise royalties	9,409	11,933	19,350	24,689
Other	14,599	-	29,599	-

Total revenues	8,120,519	5,191,780	15,485,472	9,678,562

Cost of goods sold	2,331,376	1,670,398	4,411,981	3,052,043

Gross profit	5,789,143	3,521,382	11,073,491	6,626,519

Operating costs and expenses:
Payroll and other employee benefits	2,556,802	1,634,292	4,978,149	3,141,057
Occupancy	1,231,569	778,413	2,392,777	1,471,997
Selling expenses	686,792	358,931	1,312,534	719,991
General & administrative expenses	369,665	197,860	726,310	351,980
Depreciation and amortization	516,378	311,288	1,025,773	599,914

Total operating costs and expenses	5,361,206	3,280,784	10,435,543	6,284,939

Income from operations	427,937	240,598	637,948	341,580

Interest expense, net	174,264	96,504	375,087	260,672

Net income before taxes	253,673	144,094	262,861	80,908

Income taxes	7,686	(2,773)	7,686	5,831

Net Income	$245,987	$146,867	$255,175	$75,077

Net income per common share, basic and diluted	$0.03	$0.02	$0.04	$0.01

Weighted average outstanding shares, basic and diluted	7,107,967	5,911,156	6,919,724	5,342,847

See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Cash flows provided by (used for) operating activities:
Net income	245,987	146,867	255,175	$75,077

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	516,378	311,287	1,025,773	599,914
Bad debt expense in excess (deficient) of provision	(4,779)	-	37,803	-
Amortization of debenture discount	46,402	-	87,570	-
Common stock issued for services	-	-	7,280	-

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	71,675	(94,679)	30,787	(76,696)
Inventory	4,917	(41,025)	(27,561)	(26,528)
Prepaid expenses and other current assets	(221,339)	(179,935)	(355,272)	(281,109)

Increase (decrease) in liabilities -
Accounts payable and accrued expenses	(263,937)	799	(679,272)	(248,397)
Income taxes payable	(25,130)		(74,424)

Total adjustments	124,187	(3,553)	52,684	(32,816)

Net cash provided by operating activities	370,174	143,314	307,859	42,261

Cash flows provided by (used for) investing activities:
Property and equipment	(363,408)	(64,449)	(1,509,235)	(300,919)
Deposits and other assets	42,831	(362,216)	(213,644)	(229,200)

Net cash used for investing activities	(320,577)	(426,665)	(1,722,879)	(530,119)

Cash flows provided by (used for) financing activities:
Proceeds from line of credit	400,000	-	1,210,886	-
Acquire treasury stock	(142,502)	-	(142,502)	-
Issuance of capital stock	-	1,466,502	-	4,691,649
Repayment on notes payable	(61,503)	(3,501)	(68,791)	(55,347)
Repayment on leases payable	(162,793)	(176,369)	(374,787)	(207,005)
Repayment on line of credit	-	(11,413)		(25,002)
)
Net cash provided by financing activities	33,202	1,275,219	624,806	4,404,295

Net increase (decrease) in cash	82,799	991,868	(790,214)	3,916,437

Cash, beginning of the period	840,041	3,114,592	1,713,054	190,023

Cash, end of year	$922,840	$4,106,460	$922,840	$4,106,460

See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

Supplemental disclosure of cash flow information:
Interest paid	$96,298	$96,504	$266,115	$260,672

Income taxes paid	$40,006	$-	$86,292	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for services	$40,050	$-	$40,050	$-

Equipment acquired and financed by a capital lease	$21,989	$-	$21,989	$-

Equipment acquired and financed by a note	$12,223	$-	$12,223	$-

Treasury stock acquired and financed by a note	$142,501	$-	$142,501	$-

Notes payable and accrued interest converted to common stock	$565,000	$-	$982,595	$-

See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.

Notes to Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 and the results of operations and cash flows for the six-month period ended June 30, 2001 have been included.

The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND THE POTENTIAL INCREASE IN NET INCOME AND CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY TO OBTAIN THE SUBSTANTIAL ADDITIONAL CAPITAL NECESSARY TO ACQUIRE OTHER BUSINESSES AND TO COMPLETE CONSTRUCTION OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE NEED AND ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO MANAGE OPERATIONS, THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, THE TERM AND CONDITIONS OF ANY POTENTIAL MERGER OR ACQUISITION OF EXISTING AIRPORT CONCESSION OPERATIONS, AND THE PRIOR AND POTENTIAL VOLATILITY OF THE COMPANY'S STOCK PRICE, OPERATING RESULTS AND FINANCIAL CONDITION.

OVERVIEW

The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 4 restaurant franchises that operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The company has not sold a new franchise since 1994.

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

The Company had working capital for the six months ended June 30, 2001 of $(257,188) compared to $3,230,256 for the six months ended June 30, 2000. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the acquisition of Gladco have placed demands on the Company's working capital. During the fiscal year ending December 31, 2000, the Company raised $6,325,332 in capital through the sale of its Common Stock in private placements made during the year and the exercise of stock options and stock purchase warrants, and borrowed an additional $2,000,000 through the issuance of Convertible Debentures with Global Capital Advisers, Ltd. A substantial percentage of the 462,000 outstanding warrants issued during the Company's initial public offering were exercised at $5.40 per share, resulting in additional capital of $2,313,900. On the other hand, the Company utilized $6,500,000 of capital to pay for the purchase of Gladco Enterprises, Inc. in October 2000. At June 30, 2001 $900,000 of the Global Capital Convertible Debentures and the related accrued interest have been converted into 873,262 shares of common stock. Subsequent to June 30, 2001, $200,000 of the Global Capital Convertible Debentures and the related accrued interest have been converted into 285,751 shares of common stock.  On August 1, 2001 The Company retired the remaining $900,000 balance of the Global Capital Convertible Debentures and the related accrued interest.  In order to accomplish this, The Company obtained a $1,200,000 three year 9% note from First National Bank of San Diego, California.  This note was issued with no pre-payment penalties and is not convertible into the Company's common stock.

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

	Fiscal Year Ended December 31			Six Months EndedJune 30
	1998	1999	2000	2000	2001

Revenues:
Concessions	95%	98%	99%	99%	100%
Food Preparation Center Sales	4	1	1	1	0
Franchise Royalties	1	1	0	0	0

Total Revenue	100%	100%	100%	100%	100%

Cost of Goods Sold	30	32	31	32	29

Gross Profit	70	68	69	68	71

Operating Costs and Expenses:
Payroll and Employee Benefits	34	33	32	32	32
Occupancy	16	16	15	15	15
Selling Expenses	7	8	8	7	8
General and Administrative	5	3	6	4	5
Depreciation and Amortization	4	6	6	6	7
Interest Expense	1	5	2	3	2
Provision for Income Taxes	0	0	0	0	0
Other (Income) Loss	0	0	0	0	0

Net Income	3%	(3)%	0%	1%	2%

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES. The Company's gross revenues for the six months ended June 30, 2001 were $15,485,472 compared to $9,678,562 for the six months ended June 30, 2000, an increase of $5,806,910 or 60.0%. Revenues from concession activities increased $5,840,598 ($15,430,903 as compared to $9,590,305) while food preparation center decreased by $58,174 ($5,394 as compared to $63,568) and franchise royalty revenues decreased by $5,339 ($19,350 as compared to $24,689). The increase in concession revenues was principally attributable to the acquisition of Gladco; to the commencement of operations at two new locations in the 2nd quarter of 2001; and to an increase in same store sales.

COST OF GOODS SOLD. The cost of goods sold for the six months ended June 30, 2001 were $4,411,981 compared to $3,052,043 for the six months ended June 30, 2000. As a percentage of total revenue, the cost of goods sold decreased to 28.5% from 31.5%.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2001 were $10,435,543 compared to $6,284,939 for the six months ended June 30, 2000. Payroll expenses increased to $4,978,149 for the six months ended June 30, 2001 from $3,141,057 for the six months ended June 30, 2000. As a percentage of total revenue, payroll declined to 32.1% for the six months ended June 30, 2001 from 32.5% for the six months ended June 30, 2000. The increase in the payroll dollar amount is due to the addition of Gladco's concession facilities and to the commencement of operations at two new locations in the 2nd quarter of 2001. Selling expenses have been reported separately. Accordingly, occupancy and general and administrative expenses have been restated for the six months ended June 30, 2000. Occupancy expenses increased to $2,392,777 for the six months ended June 30, 2001 from $1,471,997 for the six months ended June 30, 2000. Selling expenses increased to $1,312,534 for the six months ended June 30, 2001 from $719,991 from the six months ended June 30, 2000. General and administrative expenses increased to $726,310 for the six months ended June 30, 2001 from $351,980 for the six months ended June 30, 2000.  Depreciation and amortization expense increased to $1,025,773 for the six months ended June 30, 2001 from $599,914 for the six months ended June 30, 2000. As a percentage of total revenue, selling expenses increased to 8.5% for the six months ended June 30, 2001 from 7.4% for the six months ended June 30, 2000. General and administrative expenses increased to 4.7% for the six months ended June 30, 2001 from 3.6% for the six months ended June 30, 2000.

INTEREST EXPENSE. Interest expense net increased to $375,087 for the six months ended June 30, 2001 from $260,672 for the six months ended June 30, 2000. $87,570 of the interest expense for the six months ended June 30, 2001 was a non-cash amortization of the discount on the Global Capital note.

NET INCOME. Net income for the six months ended June 30, 2001 was $255,175 compared to net income of $75,077 for the six months ended June 30, 2000. Management attributes this change to the acquisition of Gladco and increased operating efficiencies. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economies of scale and efficiencies obtained at the operating level.

EBITDA. EBITDA increased to $1,663,721 for the six months ended June 30, 2001, from $941,494 for the six months ended June 30, 2000. This increase is related to the acquisition of Gladco and increased operating efficiencies. The Company anticipates this trend to continue improving.

The Company does not believe that inflation has had an adverse affect on its revenues and earnings.

The Company may have additional capital requirements during 2001 and 2002 if the Company wins additional bids or acquires additional airport concession facilities or if the Company finds other suitable acquisition candidates. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities that are subject to bid, as well as the number and size of any potential acquisition candidates that arise. There is no assurance that the Company will have sufficient capital to finance its growth or that such capital will be available on terms that are favorable to the Company or at all.  The Company has obtained a $2,500,000 line of credit from First National Bank of San Diego, California.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES. The Company's gross revenues for the three months ended June 30, 2001 were $8,120,519 compared to $5,191,780 for the three months ended June 30, 2000, an increase of $2,928,739 or 56.4%. Revenues from concession activities increased $2,951,812 ($8,096,511 as compared to $5,144,699) while food preparation center decreased by $35,374 ($(226) as compared to $35,148) and franchise royalty revenues decreased by $2,524 ($9,409 as compared to $11,933). The increase in concession revenues was principally attributable to the acquisition of Gladco; to the commencement of operations at two new locations in the 2nd quarter of 2001; and to an increase in same store sales.

COST OF GOODS SOLD. The cost of goods sold for the three months ended June 30, 2001 were $2,331,376 compared to $1,670,398 for the three months ended June 30, 2000. As a percentage of total revenue, the cost of goods sold decreased to 28.7% from 32.2%.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2001 were $5,361,206 compared to $3,280,784 for the three months ended June 30, 2000. Payroll expenses increased to $2,556,802 for the three months ended June 30, 2001 from $1,634,292 for the three months ended June 30, 2000. As a percentage of total revenue, payroll remained unchanged at 31.5% for the three months ended June 30, 2001 and for the three months ended June 30, 2000. The increase in the payroll dollar amount is due to the addition of Gladco's concession facilities. Selling expenses have been reported separately. Accordingly, occupancy and general and administrative expenses have been restated for the three months ended June 30, 2000. Occupancy expenses increased to $1,231,569 for the three months ended June 30, 2001 from $778,413 for the three months ended June 30, 2000. Selling expenses increased to $686,792 for the three months ended June 30, 2001 from $358,931 from the three months ended June 30, 2000. General and administrative expenses increased to $369,665 for the three months ended June 30, 2001 from $197,860 for the three months ended June 30, 2000.  Depreciation and amortization expense increased to $516,378 for the three months ended June 30, 2001 from $311,288 for the three months ended June 30, 2000. As a percentage of total revenue, selling expenses increased to 8.5% for the three months ended June 30, 2001 from 6.9% for the three months ended June 30, 2000. General and administrative expenses increased to 4.6% for the three months ended June 30, 2001 from 3.8% for the three months ended June 30, 2000.

INTEREST EXPENSE. Interest expense net increased to $174,264 for the three months ended June 30, 2001 from $96,504 for the three months ended June 30, 2000. $46,402 of the interest expense for the three months ended June 30, 2001 was a non-cash amortization of the discount on the Global Capital note.

NET INCOME. Net income for the three months ended June 30, 2001 was $245,987 compared to net income of $146,867 for the three months ended June 30, 2000. Management attributes this change to the acquisition of Gladco; to the commencement of operations at two new locations in the 2nd quarter of 2001; to an increase in same store sales; and to increased operating efficiencies. The Company anticipates that net income from existing operations will increase commensurate with cost savings that result from economies of scale and efficiencies obtained at the operating level.

EBITDA. EBITDA increased to $944,315 for the three months ended June 30, 2001, from $551,886 for the three months ended June 30, 2000. This increase is related to the acquisition of Gladco and increased operating efficiencies. The Company anticipates this trend to continue improving.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE HOST SERVICES, INC.

Date: August 14, 2001	/s/ Sayed Ali

Sayed Ali, President and Chief Financial Officer