Form 10QSB/A
period 2001-03-31
CREATIVE HOST SERVICES INC
filed 2001-09-14
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
		$23,441,908

CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED

	Three Months ended
	March 31, 2001	March 31, 2000
Revenues:
Concessions	$7,334,392	$4,445,606
Food preparation center sales	5,620	28,420
Franchise royalties	9,941	12,756
Other	15,000	0
Total revenues	7,364,953	4,486,782

Cost of goods sold	2,080,605	1,381,645
Gross profit	5,284,348	$3,105,137
Operating costs and expenses:
Payroll and other employee benefits	2,421,347	$1,506,765
Occupancy	1,161,208	693,584
Selling Expenses	625,742	361,060
General and administrative expenses	356,645	159,665
Depreciation and amortization	509,395	288,626
Total operating costs and expenses	5,074,337	3,009,700

Income from operations	210,011	95,437
Interest expense, net	200,823	164,168
Net income (loss) before income taxes	$9,188	(68,731)

Provision for income taxes, all current	0	3,059
Net income (loss)	$9,188	(71,790)

Net income per share - basic and diluted	-	(.01)
Weighted average outstanding shares, basic and diluted	6,644,697	4,842,254

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

             In September 2000, the Company entered into a purchase agreement with an investment company to issue up to a total of $2,500,000 convertible debentures with interest at 7% per annum at a 5% discount rate and one warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $6.86 per share.  In September 2000, the Company issued $2,000,000 of the convertible debenture at a 5% discount rate, or $100,000, and the warrant.  At March 31, 2001 $335,000 of the convertible debentures and the related accrued interest have been converted into 208,317 shares of common stock.

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