Form 10KSB/A
period 2000-12-31
CREATIVE HOST SERVICES INC
filed 2001-10-16
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20559

                                   FORM 10-KSB
                              AMENDMENT NUMBER ONE

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

<BTB>

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

<BTB>


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

DISTRIBUTION

       The Company relies on Sysco Corporation as its primary distributor for foodservice products to its customer locations. The Company's agreement with Sysco provides for customer service, delivery service and information services to be provided by Sysco. The Companies annual purchase volume from Sysco is approximately $7,000,000.

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

<BTB>

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

<BTB>

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

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 2000 were $15,528,001, compared to $12,002,547 for the fiscal year ended December 31, 1999. Payroll expenses increased from $5,913,200 in 1999 to $7,575,967 in 2000. As a percentage of total revenues, payroll expense was 33% in 1999 and decreased to 32% in 2000. The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percentage of revenues if existing facilities operate more efficiently and the Company reaps the benefits of recently implemented cost control measures. The cost control measures implemented include: improving the budget process; implementing a standardized training program; and, improving the efficiency of the management structure at the individual airport locations. Occupancy expenses increased from $3,889,437 in 1999 to $4,898,596 in 2000.
As a percentage of total revenue, occupancy expense remained the same at 21%. General and administrative expenses increased from $2,199,910 in 1999 to $3,053,438 in 2000, and remained the same as a percentage of total revenues at 12% for 1999 and 2000. The increase was attributable primarily to increases in administrative staff. The Company will continue to add additional administrative staff commensurate with its growth but expects general and administrative expenses to decline as a percentage of total revenues.

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

        NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method be used for all business combinations.
SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company has not determined the affect of SFAS No. 141 and SFAS No. 142 on future financial statements.


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

         OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 1999 were $12,002,547 compared to $9,692,476 for the fiscal year ended December 31, 1998. Payroll expenses increased from $5,054,800 in 1998 to $5,913,200 in 1999. As a percentage of total revenues, payroll expense was 34% in 1998 and decreased to 33% in 1999. The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percent of revenues as newly opened facilities operate more efficiently and the Company reaps the benefits of recently implemented cost control measures.
The cost control measures implemented include: improving the budgeting process; implementing a standardized training program; and, improving the efficiency of the management structure at the airport locations. Occupancy expenses increased from $2,811,508 in 1998 to $3,889,437 in 1999. As a percentage of total revenues, occupancy expense increased from 19% in 1998 to 21% in 1999.
General and administrative expenses increased from $1,826,168 in 1998 to $2,199,910 in 1999, and remained the same as a percentage of total revenues at 12%. The Company will continue to add additional administrative staff commensurate with its growth but expected general and administrative expenses to continue to decline as a percentage of total revenues.

         INTEREST EXPENSE. Interest expense for the fiscal year ended December 31, 1998 was $84,839 compared to $977,612 for the fiscal year ended December 31, 1999. As a percentage of total revenues, interest expense was 1% in 1998 and increased to 5% in 1999 due to interest related to concession improvements. The increase in interest expense from 1998 to 1999 was due to the $3,000,000 12% Convertible Promissory Notes sold by the Company in December 1998. $1,495,000 of the notes were converted into common stock during 1999. The increase in interest expense from 1998 to 1999 was also due to approximately $2,570,000 in leases obtained by the Company during the first quarter of 1999.

         NET INCOME (LOSS). Net loss for the fiscal year ended December 31, 1999 was $(579,758) compared to net income of $480,532 for the fiscal year ended December 31, 1998. Operating income decreased in 1999 to $409,635 compared to $581,671 in 1998. Management attributes the decrease in net income mainly due to the increase in interest expense.

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

         The Company may have more capital requirements than anticipated during 2001 if the Company wins additional bids or acquires additional airport concession facilities. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities which are subject to bid, as well as the number and size of any potential acquisition candidates which arise. Although the Company believes that it has sufficient cash to operate its internal business for the next twelve months, there is no assurance that the Company will have sufficient capital to finance its proposed growth or that such capital will be available on terms that are favorable to the Company or at all.

ITEM 7.   FINANCIAL STATEMENTS


     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     CONSOLIDATED  FINANCIAL  STATEMENTS

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999

                                    CONTENTS

                                                                 Page
                                                                 ----


INDEPENDENT  AUDITORS'  REPORT                                    F-1

CONSOLIDATED  FINANCIAL  STATEMENTS:
  Consolidated  Balance  Sheet                                    F-2
  Consolidated  Statements  of  Operations                        F-3
  Consolidated  Statement  of  Shareholders'  Equity          F-4  -  F-5
  Consolidated  Statements  of  Cash  Flows                   F-6  -  F-7
  Notes  to  Consolidated  Financial  Statements              F-8  -  F-20

                        INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Creative  Host  Services,  Inc.  and  Subsidiaries
San  Diego,  California


We have audited the accompanying consolidated balance sheet of Creative Host Services, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Host Services, Inc. and Subsidiaries at December 31, 2000, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.



STONEFIELD JOSEPHSON, INC.

/s/  Stonefield  Josephson,  Inc.

CERTIFIED  PUBLIC  ACCOUNTANTS

Santa  Monica,  California
March  1,  2001  (except  for  Note  15,  which
  is  as  of  March  15,  2001)

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     CONSOLIDATED  BALANCE  SHEET  -  DECEMBER  31,  2000

                               ASSETS

CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,713,054
  Receivables, net of allowance of $12,608. . . . . . .      646,976
  Inventory . . . . . . . . . . . . . . . . . . . . . .      465,481
  Prepaid expenses and other current assets . . . . . .      189,500
                                                         ------------

          Total current assets. . . . . . . . . . . . .  $ 3,015,011

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization . . . . . . . . . . . .   15,621,016

OTHER ASSETS:
  Deposits. . . . . . . . . . . . . . . . . . . . . . .      298,917
  Goodwill, net . . . . . . . . . . . . . . . . . . . .    4,148,555
  Other assets. . . . . . . . . . . . . . . . . . . . .      173,798
                                                         ------------

          Total other assets. . . . . . . . . . . . . .    4,621,270
                                                         ------------

                                                         $23,257,297
                                                         ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses . . . . . . . .  $ 2,556,180
  Current maturities of notes payable . . . . . . . . .      147,364
  Current maturities of leases payable. . . . . . . . .      891,479
  Income taxes payable. . . . . . . . . . . . . . . . .      108,491
                                                         ------------

          Total current liabilities . . . . . . . . . .  $ 3,703,514

DEFERRED TAX. . . . . . . . . . . . . . . . . . . . . .       97,940

NOTES PAYABLE, less current maturities. . . . . . . . .    1,488,356

LEASES PAYABLE, less current maturities . . . . . . . .    2,380,049

REDEEMABLE COMMON STOCK . . . . . . . . . . . . . . . .      500,000

SHAREHOLDERS' EQUITY:
  Common stock; no par value, 20,000,000 shares
    authorized, 6,444,515 shares issued and outstanding   15,707,095
  Additional paid-in capital. . . . . . . . . . . . . .    1,736,113
  Accumulated deficit . . . . . . . . . . . . . . . . .   (2,355,770)
                                                         ------------

          Total shareholders' equity. . . . . . . . . .   15,087,438
                                                         ------------

                                                         $23,257,297
                                                         ============

See accompanying independent auditors' report and notes to consolidated financial statements.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                         Year ended           Year ended
                                                         December 31, 2000    December 31, 1999
                                                         -------------------  -------------------

REVENUES:
  Concessions . . . . . . . . . . . . . . . . . . . . .  $       23,506,452   $       17,917,858
  Food preparation center sales . . . . . . . . . . . .             171,463              188,683
  Franchise royalties . . . . . . . . . . . . . . . . .              47,944               70,410
                                                         -------------------  -------------------

          Total revenues. . . . . . . . . . . . . . . .          23,725,859           18,176,951

COST OF GOODS SOLD. . . . . . . . . . . . . . . . . . .           7,368,000            5,764,769
                                                         -------------------  -------------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .          16,357,859           12,412,182
                                                         -------------------  -------------------

OPERATING COSTS AND EXPENSES:
  Payroll and other employee benefits . . . . . . . . .           7,575,967            5,913,200
  Occupancy . . . . . . . . . . . . . . . . . . . . . .           4,898,596            3,889,437
  General, administrative and selling expenses. . . . .           3,053,438            2,199,910
                                                         -------------------  -------------------

          Total operating costs and expenses. . . . . .          15,528,001           12,002,547
                                                         -------------------  -------------------

INCOME FROM OPERATIONS. . . . . . . . . . . . . . . . .             829,858              409,635
                                                         -------------------  -------------------

OTHER NON-OPERATING EXPENSES:
  Interest expense, net of beneficial conversion charge             529,965              977,612
  Interest charge related to beneficial conversion
    feature . . . . . . . . . . . . . . . . . . . . . .             352,941
                                                         -------------------

          Total other non-operating expenses. . . . . .             882,906              977,612
                                                         -------------------  -------------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . .             (53,048)            (567,977)

PROVISION FOR INCOME TAXES, current . . . . . . . . . .              20,280               11,781
INCOME TAX BENEFIT, deferred. . . . . . . . . . . . . .              (5,000)
                                                         -------------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .  $          (68,328)  $         (579,758)
                                                         ===================  ===================


NET LOSS PER SHARE -
  basic and diluted . . . . . . . . . . . . . . . . . .  $            (0.01)  $            (0.18)
                                                         ===================  ===================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  basic and diluted . . . . . . . . . . . . . . . . . .           5,887,953            3,295,843
                                                         ===================  ===================


See accompanying independent auditors' report and notes to consolidated financial statements.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY





                                                                                   Additional                     Total
                                                           Common stock             paid-in      Accumulated    shareholders'
                                                      Shares         Amount         capital        deficit          equity
                                                      -------------  -----------  -------------  ---------------  ----------

Balance at January 1, 1999 . . . . . . . . . . . . .     3,209,705   $5,971,764   $    937,662   $   (1,707,684)  $5,201,742

Net proceeds from issuance of common stock . . . . .       140,000      112,000                                     112,000

Net proceeds from issuance of common stock . . . . .       355,000      355,000                                     355,000

Warrants exercised in exchange for common stock. . .        94,572       15,190        (15,190)

Conversion of convertible debt . . . . . . . . . . .       570,610    1,315,711                                   1,315,711

Net loss for the year ended
  December 31, 1999. . . . . . . . . . . . . . . . .                                                   (579,758)    (579,758)
                                                      -------------  -----------   -----------      ------------   ----------

Balance at December 31, 1999 . . . . . . . . . . . .     4,369,887    7,769,665        922,472       (2,287,442)   6,404,695

Warrants exercised in exchange for common stock. . .       812,571    2,717,323                                    2,717,323

Conversion of convertible debt . . . . . . . . . . .       573,857    1,478,348                                    1,478,348

Net proceeds from issuance of common stock . . . . .       597,700    3,493,409                                    3,493,409

Stock options exercised in exchange for common stock        70,500      114,600                                      114,600

     (Continued)


See accompanying independent auditors' report and notes to consolidated financial statements.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES





                                                                                Additional                     Total
                                                         Common stock           paid-in       Accumulated    shareholders'
                                                   Shares         Amount        capital       deficit          equity
                                                   -------------  ------------  ------------  ---------------  -----------

Common stock issued for services. . . . . . . . .        20,000       133,750                                     133,750

Issuance of warrants in connection with financing                                    450,450                      450,450

Issuance of warrants in connection with
  settlement agreement. . . . . . . . . . . . . .                                     10,250                       10,250

Intrinsic value of beneficial conversion feature
  issued in connection with financing . . . . . .                                    352,941                      352,941

Net loss at December 31, 2000 . . . . . . . . . .                                                   (68,328)      (68,328)
                                                   -------------  ------------  -----------  ---------------  ------------

Balance at December 31, 2000. . . . . . . . . . .     6,444,515   $15,707,095   $  1,736,113  $   (2,355,770)  $15,087,438
                                                   =============  ============  ============  ===============  ===========


See accompanying independent auditors' report and notes to consolidated financial statements.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

     INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS

                                                             Year ended           Year ended
                                                             December 31, 2000    December 31, 1999
                                                             -------------------  -------------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $          (68,328)  $         (579,758)
                                                             -------------------  -------------------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization . . . . . . . . . . . .           1,327,270            1,027,100
      Provision for bad debts . . . . . . . . . . . . . . .              12,608                4,850
      Amortization of debenture discount. . . . . . . . . .              38,806               13,848
      Intrinsic value of beneficial conversion feature. . .             352,941                    -
      Income tax benefit - deferred . . . . . . . . . . . .              (5,000)                   -
      Value of warrants issued in connection with
        settlement agreement. . . . . . . . . . . . . . . .              10,250                    -

 CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable . . . . . . . . . . . . . . . . .             (75,428)             (97,650)
      Inventory . . . . . . . . . . . . . . . . . . . . . .            (108,011)              81,952
      Prepaid expenses and other current assets . . . . . .            (116,763)             (23,571)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and accrued expenses . . . . . . . .             874,024              254,427
      Income taxes payable. . . . . . . . . . . . . . . . .             108,491                    -
                                                             -------------------  -------------------

          Total adjustments . . . . . . . . . . . . . . . .           2,419,188            1,260,956
                                                             -------------------  -------------------

          Net cash provided by operating activities . . . .           2,350,860              681,198
                                                             -------------------  -------------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Property and equipment. . . . . . . . . . . . . . . . . .          (4,481,546)          (3,511,217)
  Deposits and other assets . . . . . . . . . . . . . . . .            (281,013)              27,853
  Excess of purchase price over fair market value of assets          (3,370,722)                   -
                                                             -------------------  -------------------

          Net cash used for investing activities. . . . . .          (8,133,281)          (3,483,364)
                                                             -------------------  -------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from notes payable . . . . . . . . . . . . . . .           1,992,362              178,527
  Issuance of capital stock . . . . . . . . . . . . . . . .           6,387,332              442,956
  Repayment on notes payable. . . . . . . . . . . . . . . .            (143,847)             (12,119)
  Repayment on leases payable . . . . . . . . . . . . . . .            (873,730)          (1,085,244)
  Proceeds from (payments on) line of credit. . . . . . . .             (56,664)              56,664
  Net proceeds from leases payable. . . . . . . . . . . . .           3,239,762                    -
  Proceeds from loan payable, officer-shareholder . . . . .              31,900                    -
                                                             -------------------  -------------------

          Net cash provided by financing activities . . . .           7,305,453            2,852,446
                                                             -------------------  -------------------

NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . .           1,523,032               50,280
CASH, beginning of year . . . . . . . . . . . . . . . . . .             190,023              139,743
                                                             -------------------  -------------------

CASH, end of year . . . . . . . . . . . . . . . . . . . . .  $        1,713,055   $          190,023
                                                             ===================  ===================

     (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     INCREASE  (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS





                                                                         Year ended          Year ended
                                                                         December 31, 2000   December 31, 1999
                                                                         ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          557,811  $          993,813
                                                                         ==================  ==================
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .  $            5,842  $            7,847
                                                                         ==================  ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Notes payable converted to common stock . . . . . . . . . . . . . . .  $        1,505,000  $        1,495,000
                                                                         ==================  ==================
  Intrinsic value of warrants issued with common stock. . . . . . . . .  $          647,444  $                -
                                                                         ==================  ==================
  Common stock issued in exchange for outstanding
    stock of GladCo Enterprises, Inc. . . . . . . . . . . . . . . . . .  $          500,000  $                -
                                                                         ==================  ==================
  Equipment acquired and financed by a capital lease. . . . . . . . . .  $          252,142  $                -
                                                                         ==================  ==================
  Deferred tax liability arising from business combination. . . . . . .  $          200,000  $                -
                                                                         ==================  ==================
  Common stock issued in exchange for services. . . . . . . . . . . . .  $          133,750  $                -
                                                                         ==================  ==================


See accompanying independent auditors' report and notes to consolidated financial statements.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999

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

     PRINCIPLES  OF  CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, GladCo Enterprises, Inc, HLG Acquisition Corporation and HLG Franchise Marketing Company. All material intercompany accounts have been eliminated in consolidation.

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


See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


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

     Office  equipment                                           10  years
     Restaurant  concession  and commissary equipment            10  years
     Excess  of  cost  over  fair  value assigned to net assets  20  years

Leasehold improvements are amortized over the useful lives of the improvements, or terms of the leases, whichever is shorter.

     GOODWILL:

In connection with its acquisition of GladCo Enterprises, Inc. (Note 2), which was accounted for under the purchase method of accounting, the Company recorded goodwill. The goodwill is being amortized using the straight-line method over the estimated useful lives of twenty-years. The Company will continually evaluate the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

     DEBT  WITH  STOCK  PURCHASE  WARRANTS:

The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities valued using the Black-Scholes method. The value of the warrants results in a debt discount which is included in additional paid-in capital and is amortized to expense over the term of the debt instrument, using the interest method. In the event of settlement of such debt in advance of the maturity date, an expense is recognized based upon the difference between the then carrying amount of the debt (i.e., face amount less unamortized discount) and amount of payment.




See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

     INCOME  TAXES:

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     COMPREHENSIVE  LOSS:

Comprehensive  loss  consists  of  net  loss  only.

     EARNINGS  PER  SHARE:

Earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents, which consist of 157,500 shares of options and 608,575 shares of warrants, have not been included in the earnings per share computation for the year ended December 31, 2000 and 1999, as the amounts are anti-dilutive.

     CASH:

Equivalents
-----------

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentration
-------------

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




See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

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




See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999

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

Consideration consisted of an aggregate amount equal to $7,000,000 subject to adjustments as set forth in the Purchase Agreement, payable as follows: (i) $4,000,000 in cash, (ii) payments and assumption of obligations not to exceed $2,500,000; (iii) the issuance of 69,638 shares of the Company's common stock. The purchase agreement provides for contingent payments of up to approximately $700,000 based on the execution of definitive leases within one year at certain airport locations. Any such payments, if earned, will be allocated to the assets acquired or, if applicable, recorded as goodwill. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the acquisition cost of approximately $7,300,000 has been allocated to the assets acquired and liabilities assumed based on estimates of their fair value. A total of approximately $4,200,000 (Note 4), representing the excess of acquisition costs over the fair value of GladCo's tangible assets, has been allocated to goodwill and is being amortized over 20 years.

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



See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


(3)     PROPERTY  AND  EQUIPMENT:

     A  summary  at  December  31,  2000  is  as  follows:

          Food  and  beverage  concession  equipment     $     16,209,560
          Leasehold  improvements                               2,395,835
          Food  preparation  equipment                            352,932
          Office  equipment                                       189,779
                                                               ----------

                                                               19,148,106
          Less  accumulated  depreciation  and  amortization    3,527,090
                                                               ----------

                                                         $     15,621,016
                                                               ==========

Depreciation and amortization expense (related to property and equipment only) totaled $1,279,667 and $953,912 for the years ended December 31, 2000 and 1999, respectively.


(4)     OTHER  ASSETS:

     Goodwill
     --------

Goodwill, arising from the acquisition of GladCo. Enterprises, Inc., is being amortized over 20 years. A summary at December 31, 2000 is as follows:

          Goodwill                        $     4,204,472
          Less  accumulated  amortization          55,917
                                                ---------

                                          $     4,148,555
                                                =========

Amortization  expense  amounted to $55,917 for the year ended December 31, 2000.

     Other
     -----

     A  summary  at  December  31,  2000  is  as  follows:

          Franchise  costs                   $     171,909
          Loan  fees                               102,382
          Other                                      2,098
                                                   -------

                                                   276,389
          Less  accumulated  amortization          102,591
                                                   -------

                                             $     173,798
                                                   =======

Amortization  expense  amounted to $18,686 for the year ended December 31, 2000.



See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999




(5)     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES:

Purchases from one supplier amounted to approximately $3,852,000 for the year ended December 31, 2000. Approximately $165,000 of the accounts payable was due to this supplier at December 31, 2000.


(6)     NOTES  PAYABLE:

     A  summary  is  as  follows:

     Note payable to equipment finance company, interest at 7%
       per annum, due April 2001                                    $     92,803
     Note payable to shareholder, interest at 8% per annum,
       originally due in November 2001.  The note was converted
       to shares of the Company's common stock in January 2001
       at a conversion rate of $1.00 per share                            48,400
     Note payable to landlord of former franchisee, interest
       at the greater of 10% or bank prime rate plus 1%,
       due in monthly installments of $1,264 through 2001                  6,161
     Convertible debentures to investment company, interest at
       an effective rate of 30.2% per annum, due September 26,
       2003, net of unamortized discount of $511,644                   1,488,356
                                                                       ---------

                                                                       1,635,720
     Less current maturities                                             147,364
                                                                       ---------

                                                                 $     1,488,356
                                                                       =========

     The following is a summary of the principal amounts payable over the next three years and thereafter:

                           2001     $     147,364
                           2002                 -
                           2003         1,488,356
                                        ---------

                                  $     1,635,720
                                        =========



See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


(6)     NOTES  PAYABLE,  CONTINUED:

     Convertible  Debentures
     -----------------------

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


See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999

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

The following is a summary of the principal amounts payable over the next five years:

          2001                                           $     1,270,460
          2002                                                 1,229,224
          2003                                                   991,502
          2004                                                   533,331
          2005                                                    14,121
                                                               ---------

          Total minimum lease payments                         4,038,638
          Less amount representing interest                      767,110
                                                               ---------

          Present value of net minimum lease payments          3,271,528
          Less current maturities                                891,479
                                                               ---------

                                                         $     2,380,049
                                                               =========



See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


(10)     INCOME  TAXES:

For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $2,057,000, which expire through 2020 and are available to offset future income tax liabilities. Due to the completion of an initial public offering, there are significant limitations on the Company's ability to utilize this operating loss carryforward.

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2000 are as follows:

          Deferred  tax  asset  arising  from  net
            operating  loss  carryforwards                 $     822,800
          Valuation  allowance                                  (822,800)
                                                                ---------

                    Net  deferred  tax  asset              $           -
                                                                =========

          Deferred tax asset and liability arising from:
            Depreciation and amortization                   $     97,060
            Non-taxable business combination                    (200,000)
                                                                ---------

                                                                (102,940)
          Amortization of deferred tax                             5,000
                                                                ---------

                                                           $     (97,940)
                                                                =========


(11)     COMMITMENTS  AND  CONTINGENCIES:

Leases
------

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

          Year  ending  December  31,
              2001                         $     3,073,513
              2002                               3,068,856
              2003                               3,079,306
              2004                               2,977,805
              2005                               2,512,113
              Thereafter                         5,940,531
                                                 ---------

                                          $     20,652,124
                                                ==========


See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


(11)     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED:

Leases,  Continued
------------------

In connection with the concessionaire agreements with various airport authorities, the Company has obtained surety bond coverage for the guarantee of lease payments in the event of non-performance under the agreements, in the aggregate amount of approximately $425,000. The insurer may seek indemnification from the Company for any amounts paid under these bonds.

Capital  Improvements
---------------------

The Company plans to make capital improvements at two of its locations. The cost of the capital improvements is estimated at approximately $1,500,000, excluding capitalized interest. The construction is expected to be completed by 2001.

Contingencies
-------------

The Company is a party to legal proceedings arising from the normal conduct of operations. Although the ultimate disposition of the proceedings is not determinable by legal counsel, management does not believe that an adverse determination in such proceedings would have a material adverse effect on the financial position of the Company.

Settlement  Agreement
---------------------

In December 2000, the Company entered into a settlement agreement with a former note holder. In March 2001, pursuant to the agreement, the Company paid interest and issued stock purchase warrants in satisfaction of this matter. The interest payment is included in accounts payable and accrued expenses at December 31, 2000. The warrants expire in January 2004. The value of the warrants totaled $10,250 and is included in paid-in capital at December 31, 2000.


(12)     REDEEMABLE  COMMON  STOCK:

In connection with the business acquisition as described in Note 2, the Company issued 69,638 shares of its common stock for a portion of its purchase price. The Company agreed to permit the sellers to elect to require the Company to repurchase these shares when they are freely tradable at a price equal to the per share issuance price times the number of shares repurchased. Accordingly, these shares are excluded from the stockholders' equity.


(13)     COMMON  STOCK:

In September 2000, one purchase warrant was issued to an investment company in connection with the convertible debenture (Note 6). The warrant entitles the holder to purchase 125,000 shares of the Company's common stock at an exercise price of $6.86 per share. The warrants are exercisable immediately and expire in September 2003.


See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


(13)     COMMON  STOCK,  CONTINUED:

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

In 2000, individuals exercised 229,100 warrants to purchase common stock. The individuals exercised the warrants on a "cashless" basis and as a result were issued 218,621 shares of the Company's common stock.

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


(14)     STOCK  OPTIONS:

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

The number and weighted average exercise prices of options granted under the 1997 plan, for the years ended December 31, 2000 and 1999 are as follows:




                                              2000           1999
                                              ----           -----
                                                Average          Average
                                                Exercise         Exercise
                                       Number   Price    Number  Price
                                       -------  -------  -------  ----
Outstanding at beginning of the year   223,000  $  2.89  171,500  3.61
Outstanding at end of the year . . .   157,500     3.52  223,000  2.89
Exercisable at end of the year . . .   151,000     3.46  203,500  2.78
Granted during the year. . . . . . .     5,000     4.88   68,000  1.07
Exercised during the year. . . . . .    70,500     1.63        -     -
Expired during the year. . . . . . .         -        -   16,500  2.82


See  accompanying  independent  auditors'  report.

     CREATIVE  HOST  SERVICES,  INC.  AND  SUBSIDIARIES

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999


(14)     STOCK  OPTIONS,  CONTINUED:

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

Proforma information regarding net loss and loss per share under the fair value method has not been presented as the amounts are immaterial for the years ended December 31, 2000 and 1999.


(15)     WARRANTS:

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

The number and weighted average exercise prices of the warrants for the years ended December 31, 2000 and 1999 are as follows:




                                               2000              1999
                                               ----              ----
                                                 Average             Average
                                                 Exercise            Exercise
                                      Number     Price    Number     Price
                                      ---------  -------  ---------  -----

Outstanding at beginning of the year  1,057,693  $  3.65  1,063,093  $3.64
Outstanding at end of the year . . .    608,575     7.37  1,057,693   3.65
Exercisable at end of the year . . .  1,057,693     3.65
Granted during the year. . . . . . .    438,982     9.58    145,000   1.49
Exercised during the year. . . . . .    823,050     3.93    150,400   1.48
Terminated during the year . . . . .     65,050     5.40


                                      F-24
                                      F-24



(16)     SUBSEQUENT  EVENT:

In March 2001, $145,000 of the outstanding debenture (Note 6) was converted to 99,881 shares of the Company's common stock at an average rate of $1.45 per share.




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

<BTB>

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


                           OPTION/SAR GRANTS IN 1999

                                INDIVIDUAL GRANTS

<BTB>
--------------- ------------------------- ----------------- --------------------- ------------- ------------
                  Potential Realizable       Number of        Percent of Total
                Value at Assumed Annual      Securities         Options/SARS
                  Rates of Stock Price       Underlying          Granted to       Exercise or
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

                          FISCAL YEAR-END OPTION VALUES

<BTB>
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

<BTB>
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


Exhibit No.                                 Description
------------                                -----------

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

   10.11 Food And Beverage Concession Lease Agreement dated as of June 10, 1994 between the Company and the Port of Portland.*
   10.12      Concession Agreement dated as of March 25, 1995
              between the Company and City of Los Angeles.*
   10.13 License And Use Agreement Food/Beverage Service Aspen/Pitkin County Airport 1994 Through 1999 dated as of April 1994 between the Company and Board of County Commissions of Pitkin County Colorado.*
   10.14 Food Court Agreement dated as of November 14, 1996 between the Company and City and County of Denver.*
   10.15      Agreement between the Company and the City and County
              of Denver as of November 19, 1996.*
   10.16      Agreement dated as of February 8, 1996 between the
              Company and the County of Orange.*
   10.17      Concession Agreement for Food and Beverage Operations
              at the Des Moines International Airport between the
              Company and the City of Des Moines, Iowa dated as of
              June 2, 1997.**
   10.18      Concession Agreement between the City of Los Angles
              Department of Airports and the Companing Covering the
              Operation and Management of the Food and Beverage
              Package #3 Concession at Ontario International
              Airport.**
   10.19      Concession Agreement and Lease between the Piedmont
              Triad Airport Authority and the Company.**
   10.20      Form of Franchise Agreement.*
   10.21      TCBY Franchise Agreement dated October 29, 1996
              between TCBY Systems, Inc., and St. Clair Development
              Corporation.*
   10.22      Industrial Real Estate Lease between the Company and
              WHPX-S Real Estate Limited Partnership.*
   10.23 Employment Agreement between the Company and Sayed Ale, Dated January 1, 2000.***
   10.24 Purchase Agreement between Creative Host Services, Inc. and Edwin L. Klett, Louis Coccoli, Jr., Herbert H. Gill and the Virgil Gladieux marital Trust dated as of September 28, 2000.****
   10.25 Securities Purchase Agreement, dated as of September 26, 2000, between Creative Host Services, Inc.and GCA Strategic Investment Fund Limited.****
   10.26 Convertible Debenture, dated as of September 26,2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund Limited.****
   10.27 Warrant, dated as of September 26,2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund Limited.****
   10.28 Registration Rights Agreement, dated as of September 26,2000, between Creative Host Services, Inc. and GCA Strategic Investment Fund Limited.****
   10.29 Escrow Agreement, dated as of September 26,2000, between Creative Host Services, Inc.and GCA Strategic Investment Fund Limited and the Law Offices of Kim T. Stephens.****
   10.30      Sysco Corporation Master Distribution Agreement dated January 3,
              2000

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

Dated:  October 8, 2001                     CREATIVE HOST SERVICES, INC.

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



  /s/ Sayed Ali              Chairman of the Board and          October 8, 2001
----------------------       President
 Sayed Ali

  /s/ Booker T. Graves       Director                          October 15, 2001
----------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.   Director                           October 8, 2001
----------------------
 John P. Donohue, Jr.

  /s/ Charles B. Radloff     Director                           October 8, 2001
----------------------
 Charles B. Radloff