Form 10QSB
period 2001-09-30
CREATIVE HOST SERVICES INC
filed 2001-11-14
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

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

                          6335 FERRIS SQUARE, SUITE G-H
-                               SAN DIEGO, CA 92121
                    (Address of principal executive offices)

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

                           YES  X           NO

     As of November 14, 2001, 7,928,166 shares of the registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

                           YES              NO X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         The following financial statements are furnished:

         Balance sheet as of September 30, 2001

         Statement of Income and Operations for the three months and nine months ended September 30, 2001 and 2000

         Statement of Cash Flows for the nine months ended September 30, 2001 and 2000

         Notes to Financial Statements

                   CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2001 - UNAUDITED

                                     ASSETS

Current assets:
  Cash                                                           $       549,235
  Receivables, net of allowance of $37,803                               669,815
  Inventory                                                              437,267
  Prepaid expenses and other current assets                              543,403
                                                                 ---------------
          Total current assets                                                     $     2,199,720

Property and equipment, net of accumulated
  depreciation and amortization                                                         15,801,370

Other assets:
  Deposits                                                               408,520
  Goodwill and acquisition costs, net of
    accumulated amortization                                           4,048,991
  Other assets                                                            83,942
                                                                 ---------------
          Total other assets                                                             4,541,453
                                                                                   ---------------
                                                                                   $    22,542,543
                                                                                   ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $     1,520,228
  Current maturities of notes payable                                    555,680
  Current maturities of leases payable                                   952,945
  Income taxes payable                                                    46,367
                                                                 ---------------
          Total current liabilities                                                $     3,075,220

Line of credit                                                                             949,888

Deferred tax                                                                                97,940

Notes payable, less current maturities                                                     795,929

Leases payable, less current maturities                                                  1,660,087

Shareholders' equity:
  Common stock; no par value, 20,000,000 shares
    authorized, 7,928,166 shares issued and outstanding               17,438,767
  Additional paid-in capital                                             582,625
  Accumulated deficit                                                 (2,057,913)
                                                                 ---------------
          Total shareholders' equity                                                    15,963,479
                                                                                   ---------------
                                                                                   $    22,542,543
                                                                                   ===============

                          CREATIVE HOST SERVICES, INC.
                  CONSOLIDATED STATEMENT OF INCOME - UNAUDITED


                                                   Three Months Ended               Nine Months Ended
                                                       September 30                    September 30
                                               ----------------------------   ----------------------------
                                                    2001            2000          2001            2000
Revenues:
  Concessions                                  $  7,683,645    $  5,630,463   $ 23,114,548    $ 15,220,768
  Food preparation center sales                           -          62,398          5,620         125,966
  Franchise royalties                                16,980          11,224         36,330          35,913
  Other                                              14,562               -         44,161               -

                                               ------------    ------------   ------------    ------------
          Total revenues                          7,715,187       5,704,085     23,200,659      15,382,647

Cost of goods sold                                2,243,342       1,876,529      6,655,323       4,928,572

                                               ------------    ------------   ------------    ------------
Gross profit                                      5,471,845       3,827,556     16,545,336      10,454,075
                                               ------------    ------------   ------------    ------------

Operating costs and expenses:
  Payroll and other employee benefits             2,447,777       1,828,271      7,425,926       4,969,328
  Occupancy                                       1,202,921         841,789      3,595,698       2,313,786
  Selling expenses                                  744,533         426,971      2,057,067       1,146,962
  General & administrative expenses                 354,465         172,524      1,080,775         530,049
  Depreciation and Amortization                     541,541         319,842      1,567,314         919,756
                                               ------------    ------------   ------------    ------------
          Total operating costs and expenses      5,291,237       3,589,397     15,726,780       9,879,881
                                               ------------    ------------   ------------    ------------

                                               ------------    ------------   ------------    ------------
Income from operations                              180,608         238,159        818,556         574,194

Loss on sale of assets                              100,821               -        100,821               -
Gain on extinguishment of debt                     (128,261)              -       (128,261)              -
Interest expense, net                               161,009          54,538        536,096         315,210

                                               ------------    ------------   ------------    ------------
Net income before taxes                              47,039         183,621        309,900         258,984

Income taxes                                          4,357           5,545         12,043           5,831

                                               ------------    ------------   ------------    ------------
Net Income                                     $     42,682    $    178,076   $    297,857    $    253,153
                                               ============    ============   ============    ============

Net income per common share                    $       0.01    $       0.03   $       0.04    $       0.04
                                               ============    ============   ============    ============

Weighted average outstanding shares used to
  calculate income per share                      7,894,000       6,323,617      7,252,083       5,672,157
                                               ============    ============   ============    ============

                 See accompanying notes to financial statements

                          CREATIVE HOST SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Nine Months Ended
                                                                           September 30
                                                                  ------------------------------
                                                                       2001           2000
Cash flows provided by (used for) operating activities:
  Net income (loss)                                                 $    297,857   $    253,153
                                                                  ------------------------------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                                    1,567,314        919,756
      Bad debt expense in excess (deficient) of provision                (26,476)         3,000
      Amortization of debenture discount                                 110,621              -
      Loss on sale of assets                                             100,822              -
      Gain on Extinguishment of Debt                                    (128,261)             -

 Changes in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                                  3,637        (42,072)
      Inventory                                                           28,214         31,353
      Prepaid expenses and other current assets                         (353,903)      (315,342)

  Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                             (990,787)       (13,018)
      Income taxes payable                                               (62,124)
                                                                  ------------------------------
          Total adjustments                                              249,057        583,677
                                                                  ------------------------------
          Net cash provided by operating activities                      546,914        836,830
                                                                  ------------------------------

Cash flows provided by (used for) investing activities:

  Property and equipment                                              (1,935,847)      (589,331)
  Deposits and other assets                                             (159,454)      (477,547)

                                                                  ------------------------------
          Net cash used for investing activities                      (2,095,301)    (1,066,878)
                                                                  ------------------------------

Cash flows provided by (used for) financing activities:

  Proceeds from notes payable                                          1,268,000      2,045,790
  Proceeds from line of credit                                         1,322,888              -
  Proceeds from sale of assets                                           364,362              -
  Issuance of capital stock                                                    -      6,286,431
  Reduce paid in capital                                                (267,649)             -
  Acquire treasury stock                                                (153,985)             -
  Repayment on notes payable                                          (1,070,079)       (63,325)
  Repayment on leases payable                                           (705,969)      (444,010)
  Repayment on line of credit                                           (373,000)       (56,664)
                                                                  ------------------------------
          Net cash provided by financing activities                      384,568      7,768,222
                                                                  ------------------------------
Net increase (decrease) in cash                                       (1,163,819)     7,538,174
Cash, beginning of the period                                          1,713,054        190,023
                                                                  ------------------------------
Cash, end of period                                                 $    549,235   $  7,728,197
                                                                  ==============================

                 See accompanying notes to financial statements

                          CREATIVE HOST SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Nine Months Ended
                                                                           September 30
                                                                     ------------------------
                                                                         2001         2000
Supplemental disclosure of cash flow information:
  Interest paid                                                      $   693,124   $ 315,210
                                                                     ------------------------
  Income taxes paid                                                  $    74,167           -
                                                                     ------------------------

Supplemental disclosure of non-cash investing and financing activities:

  Common stock issued in exchange for services                       $    30,445           -
                                                                     ------------------------
  Equipment acquired and financed by capital leases                  $    47,473           -
                                                                     ------------------------
  Equipment acquired and financed by a note                          $    12,223           -
                                                                     ------------------------
  Treasury stock acquired and financed by a note                     $   142,501           -
                                                                     ------------------------
  Paid in capital from recapture of beneficial note
  conversion feature                                                 $    30,445           -
                                                                     ------------------------
  Notes payable and accrued interest converted to
  common stock                                                       $ 1,193,565           -
                                                                     ------------------------

                 See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.

                          Notes to Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations and cash flows for the nine-month period ended September 30, 2001 have been included.

The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND ANY POTENTIAL FOR INCREASES IN NET INCOME AND CASH FLOW. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY TO EXPAND THE COMPANY'S OPERATIONS (WHETHER BY ACQUIRING OTHER BUSINESSES OR OTHERWISE) AND TO COMPLETE CONSTRUCTION OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE NEED AND ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT , THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, THE TERMS AND CONDITIONS OF ANY POTENTIAL MERGER OR ACQUISITION OF EXISTING AIRPORT CONCESSION OPERATIONS, AND THE PRIOR AND POTENTIAL VOLATILITY OF THE COMPANY'S STOCK PRICE, OPERATING RESULTS AND FINANCIAL CONDITION.

LIQUIDITY AND CAPITAL RESOURCES

On November 11, 2000, the Company arranged for a $2,500,000 line of credit with First National Bank of San Diego bearing interest at 0.25% below the Bank's reference rate. The Bank's reference rate was 6% at September 30, 2001. On August 1, 2001, the Company obtained a $1,200,000 three year note from First National Bank of San Diego bearing interest at 9%, the proceeds of which were used to repay a portion of the Company's then outstanding 7% Convertible Debentures. This resulted in the reduction of long term debt but an increase in current liabilities due to the $400,000 current portion of the $1,200,000 three year note. At September 30, 2001, this was the main factor causing the Company to be in violation of the covenant of its loan agreements with First National Bank of San Diego requiring the Company to maintain a minimum current ratio of .90:1.00. The Company's current ratio at September 30, 2001 was .71:1.00. First National Bank of San Diego has agreed to forbear from exercising its remedies as a result of that breach and will expect the Company to be in compliance on December 31, 2001. The Company expects to be in compliance by December 31, 2001.

At September 30, 2001, the Company had approximately $1,400,000 available from its line of credit with First National Bank of San Diego. The Company expects cash flow from operations combined with the availability of the line of credit to be sufficient to fund operations for the next twelve months. However, the Company will need to obtain additional debt or equity financing in order to complete construction of new airport concession bids awarded to the Company, including $1,600,000 to pay for construction expenses associated with the Newark, New Jersey bid awarded to the Company on November 1, 2001, and to pay for any acquisitions of complementary businesses that the Company may pursue.

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

The Company had working capital (deficit) for the nine months ended September 30, 2001 of $(875,500) compared to a working capital surplus of $4,554,856 for the nine months ended September 30, 2000. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the acquisition of Gladco Enterprises, Inc. have placed demands on the Company's working capital. During the fiscal year ending December 31, 2000, the Company raised $6,325,332 through the sale of its Common Stock in private placements made during the year and the exercise of stock options and stock purchase warrants, and borrowed an additional $2,000,000 through the issuance of 7% Convertible Debentures. A substantial percentage of the 462,000 outstanding warrants issued during the Company's initial public offering were exercised at $5.40 per share, resulting in additional capital of $2,313,900. On the other hand, the Company utilized $6,500,000 of capital to pay for the purchase of Gladco Enterprises, Inc. in October 2000. As of September 30, 2001, $1,100,000 of the 7% Convertible Debentures and the related accrued interest had been converted into 1,296,613 shares of common stock. On August 1, 2001, the Company retired the remaining $900,000 balance of the 7% Convertible Debentures and the related accrued interest. In order to accomplish this, the Company obtained a $1,200,000 three year note from First National Bank of San Diego, California. This note was issued with no pre-payment penalties and is not convertible into the Company's common stock.

The Company received the final contract award for two concession locations in the Newark, New Jersey International Airport from the New York, New Jersey Port Authority on November 1, 2001. The Company expects renovations to begin in the 4th quarter of 2001, with a prospective opening date sometime in the first quarter of 2002. Total renovation expenses for the two locations combined are expected to be approximately $1,600,000. The Company will need to obtain additional debt or equity financing to complete construction of this facility. The Company has also bid on an additional concession location at Los Angeles International Airport. In this regard, the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's statement of operations as a percentage of total revenues. Since selling expenses and depreciation and amortization were not shown separately in 1998, 1999 and 2000, the Company has restated the results of operations for 1998, 1999 and 2000 by separately classifying selling expenses, occupancy expenses, general and administrative expenses and depreciation and amortization. The following ratios have been restated accordingly.

                                                                                           Nine Months Ended
                                              Fiscal Year Ended December 31                   September 30
                                      ---------------------------------------------- -------------------------------
                                          1998            1999            2000            2000            2001
                                      -------------- --------------- --------------- --------------- ---------------
Revenues:

Concessions                                 95%           98%              99%            99%            100%
Food Preparation Center Sales                4             1                1              1               0
Franchise Royalties                          1             1                0              0               0

Total Revenue                              100%          100%             100%           100%            100%

Cost of Goods Sold                          30            32               31             32              29

Gross Profit                                70            68               69             68              71

Operating Costs and Expenses:
Payroll and Employee Benefits               34            33               32             32              32
Occupancy                                   16            16               15             15              15
Selling Expenses                             7             8                8              8               9
General and Administrative                   5             3                6              3               5
Depreciation and Amortization                4             6                6              6               7
Interest Expense                             1             5                2              2               2
Provision for Income Taxes                   0             0                0              0               0
Other (Income) Loss                          0             0                0              0               0

Net Income                                   3%           (3)%              0%             2%              1%

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. The Company's gross revenues for the nine months ended September 30, 2001 were $23,200,659 compared to $15,382,647 for the nine months ended September 30, 2000, an increase of $7,818,012 or 50.8%. Revenues from concession activities increased $7,893,780 ($23,114,548 as compared to $15,220,768) while food preparation center decreased by $120,346 ($5,620 as compared to $125,966) and franchise royalty revenues increased by $417 ($36,330 as compared to $35,913). The increase in concession revenues was principally attributable to the acquisition of Gladco Enterprises, Inc. and the opening of new locations.

COST OF GOODS SOLD. The cost of goods sold for the nine months ended September 30, 2001 were $6,655,323 compared to $4,928,572 for the nine months ended September 30, 2000. As a percentage of total revenue, the cost of goods sold decreased to 28.7% from 32.0%.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2001 were $15,726,780 compared to $9,879,881 for the nine months ended September 30, 2000. Payroll expenses increased to $7,425,926 for the nine months ended September 30, 2001 from $4,969,328 for the nine months ended September 30, 2000. As a percentage of total revenue, payroll declined to 32.0% for the nine months ended September 30, 2001 from 32.3% for the nine months ended September 30, 2000. The increase in the absolute payroll dollar amount is due to the addition of Gladco's concession facilities. Since selling expenses and depreciation and amortization were not shown separately in 2000, the Company has restated the results of operations for 2000 by separately classifying selling expenses, occupancy expenses, general and administrative expenses and depreciation and amortization. Accordingly, occupancy and general and administrative expenses have been restated for the nine months ended September 30, 2000. Occupancy expenses increased to $3,595,698 for the nine months ended September 30, 2001 from $2,313,786 for the nine months ended September 30, 2000. Selling expenses increased to $2,057,067 for the nine months ended September 30, 2001 from $1,146,962 from the nine months ended September 30, 2000. General and administrative expenses increased to $1,080,775 for the nine months ended September 30, 2001 from $530,049 for the nine months ended September 30, 2000. Depreciation and amortization expense increased to $1,567,314 for the nine months ended September 30, 2001 from $919,756 for the nine months ended September 30, 2000. As a percentage of total revenue, selling expenses increased to 8.9% for the nine months ended September 30, 2001 from 7.5% for the nine months ended September 30, 2000. General and administrative expenses increased to 4.6% for the nine months ended September 30, 2001 from 3.4% for the nine months ended September 30, 2000.

INTEREST EXPENSE. Interest expense net increased to $536,096 for the nine months ended September 30, 2001 from $315,210 for the nine months ended September 30, 2000. Interest expense in the amount of $110,621 for the nine months ended September 30, 2001 was the result of a non-cash amortization of the discount on the Company's Global Capital note. The Company currently does not expect to enter into any further lending arrangements that would involve the amortization of any significant non-cash interest charges.

OTHER INCOME AND EXPENSE. Loss on sale of assets in the amount of $100,821 for the nine months ended September 30, 2001 resulted from the sale of assets at the Company's Asheville, North Carolina location in connection with the closing of that location and the consolidation of the Company's two locations in Denver, Colorado into one location. Gain on extinguishment of debt for the nine months ended September 30, 2001 was $128,261 and was the net gain resulting from $419,163 excess in the intrinsic value of the beneficial conversion feature (of the Global Capital note retired on August 1, 2001) at the extinguishment date over the proceeds net of $230,833 unamortized discount on the note and $60,069 unamortized loan costs.

NET INCOME. Net income for the nine months ended September 30, 2001 was $297,857 compared to net income of $253,153 for the nine months ended September 30, 2000. Management attributes this change to: the one-time gain on the extinguishment of the Global Capital note; to the $100,822 net loss on sale of assets incurred during the third quarter; and, to a decrease in revenue caused by the terrorist attacks on September 11, 2001. The Company anticipates that net income from existing operations will increase commensurate with the recovery of air travel and with cost savings that result from economies of scale and efficiencies obtained at the operating level that the Company hopes to achieve as it continues to expand its locations.

EBITDA. EBITDA increased to $2,413,310 for the nine months ended September 30, 2001, from $1,493,950 for the nine months ended September 30, 2000. This 61.5% increase is related to the acquisition of Gladco Enterprises, Inc. and increased operating efficiencies. The Company anticipates this trend to continue improving.

The Company does not believe that inflation has had an adverse effect on its revenues and earnings.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. The Company's gross revenues for the three months ended September 30, 2001 were $7,715,187 compared to $5,704,085 for the three months ended September 30, 2000, an increase of $2,011,102 or 35.3%. Revenues from concession activities increased $2,053,182 ($7,683,645 as compared to $5,630,463) while food preparation center decreased by $62,398 (none as compared to $62,398) and franchise royalty revenues increased by $5,756 ($16,980 as compared to $11,224). The increase in concession revenues was principally attributable to the acquisition of Gladco Enterprises, Inc. and the opening of new locations.

COST OF GOODS SOLD. The cost of goods sold for the three months ended September 30, 2001 were $2,243,342 compared to $1,876,529 for the three months ended September 30, 2000. As a percentage of total revenue, the cost of goods sold decreased to 29.1% from 32.9%.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2001 were $5,291,237 compared to $3,589,397 for the three months ended September 30, 2000. Payroll expenses increased to $2,447,777 for the three months ended September 30, 2001 from $1,828,271 for the three months ended September 30, 2000. As a percentage of total revenue, payroll decreased to 31.7% for the three months ended September 30, 2001 from 32.1% for the three months ended September 30, 2000. The increase in the payroll dollar amount is due to the addition of Gladco's concession facilities. Since selling expenses and depreciation and amortization were not shown separately in 2000, the Company has restated the results of operations for 2000 by separately classifying selling expenses, occupancy expenses, general and administrative expenses and depreciation and amortization. Accordingly, occupancy and general and administrative expenses have been restated for the three months ended September 30, 2000. Occupancy expenses increased to $1,202,921 for the three months ended September 30, 2001 from $841,789 for the three months ended September 30, 2000. Selling expenses increased to $744,533 for the three months ended September 30, 2001 from $426,971 from the three months ended September 30, 2000. General and administrative expenses increased to $354,465 for the three months ended September 30, 2001 from $172,524 for the three months ended September 30, 2000. Depreciation and amortization expense increased to $541,541 for the three months ended September 30, 2001 from $319,842 for the three months ended September 30, 2000. As a percentage of total revenue, selling expenses increased to 9.7% for the three months ended September 30, 2001 from 7.5% for the three months ended September 30, 2000. General and administrative expenses increased to 4.6% for the three months ended September 30, 2001 from 3.0% for the three months ended September 30, 2000.

INTEREST EXPENSE. Interest expense net increased to $161,009 for the three months ended September 30, 2001 from $54,538 for the three months ended September 30, 2000. Interest expense in the amount of $23,051 for the three months ended September 30, 2001 was a non-cash amortization of the discount on the Global Capital note.

OTHER INCOME AND EXPENSE. Loss on sale of assets in the amount of $100,821 for the nine months ended September 30, 2001 resulted from the sale of assets at the Company's Asheville, North Carolina location in connection with the Company's closing of that location and consolidation of the Company's two locations in Denver, Colorado into one location. Gain on extinguishment of debt for the nine months ended September 30, 2001 was $128,261 and was the net gain resulting from $419,163 excess in the intrinsic value of the beneficial conversion feature (of the Global Capital note retired on August 1, 2001) at the extinguishment date over the proceeds net of $230,833 unamortized discount on the note and $60,069 unamortized loan costs.

NET INCOME. Net income for the three months ended September 30, 2001 was $42,682 compared to net income of $178,076 for the three months ended September 30, 2000. Management attributes this change to: the one-time gain on the extinguishment of the Global Capital note; the $100,822 net loss on sale of assets incurred during the third quarter; and, to a decrease in revenue caused by the terrorist attacks on September 11, 2001. The Company anticipates that net income from existing operations will increase commensurate with the recovery of air travel and with cost savings that result from economies of scale and efficiencies obtained at the operating level that the Company hopes to achieve as it continues to expand its locations.

EBITDA. EBITDA increased to $749,589 for the three months ended September 30, 2001, from $558,001 for the three months ended September 30, 2000. This 34.3% increase is related to the acquisition of Gladco Enterprises, Inc. and increased operating efficiencies.
PART II

ITEM 3. On November 11, 2000, the Company arranged for a $2,500,000 line of credit with First National Bank of San Diego bearing interest at 0.25% below the Bank's reference rate. The Bank's reference rate was 6% at September 30, 2001. On August 1, 2001, the Company obtained a $1,200,000 three year note from First National Bank of San Diego bearing interest at 9%, the proceeds of which were used to repay a portion of the Company's then outstanding 7% Convertible Debentures. This resulted in the reduction of long term debt but an increase in current liabilities due to the $400,000 current portion of the $1,200,000 three year note. At September 30, 2001, this was the main factor causing the Company to be in violation of the covenant of its loan agreements with First National Bank of San Diego requiring the Company to maintain a minimum current ratio of
 .90:1.00. The Company's current ratio at September 30, 2001 was .71:1.00. First National Bank of San Diego has agreed to forbear from exercising its remedies as a result of that breach and will expect the Company to be in compliance on December 31, 2001. The Company expects to be in compliance by December 31, 2001.

ITEM 6. An 8-K containing pro forma financial statements related to the Company's acquisition of Gladco Enterprises, Inc. was filed on October 16, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CREATIVE HOST SERVICES, INC.

Date: November 14, 2001         /s/ Sayed Ali
                                ------------------------------------------------
                                Sayed Ali, President and Chief Financial Officer