Form 10KSB
period 2001-12-31
CREATIVE HOST SERVICES INC
filed 2002-04-01
CIK 933098

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20559

                                   FORM 10-KSB

(Mark One)
(x)                   Annual Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                                       or

(_)                 Transition Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number 000-22845

                          CREATIVE HOST SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            California                                33-0169494
      (State of Incorporation)            (I.R.S. Employer Identification No.)

           16955 VIA DEL CAMPO, SUITE 110, SAN DIEGO, CALIFORNIA 92127
               (Address of principal executive offices) (Zip Code)

                                 (858) 675-7711
               Registrant's telephone number, including area code

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Revenues for fiscal year 2001 were $30,745,851

         The aggregate market value of voting stock held by non-affiliates of the registrant was $9,101,316 as of March 21, 2002 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 7,845,962 shares of the registrant's Common Stock outstanding as of March 21, 2002.

                                Table of Contents

--------------------------------------------------------------------------------

                                     10KSB

PART I ...............................................................     1
ITEM 1 ...............................................................     1
ITEM 2 ...............................................................     8
ITEM 3 ...............................................................     9
ITEM 4 ...............................................................     9
PART II ..............................................................     9
ITEM 5 ...............................................................     9
ITEM 6 ...............................................................     9
ITEM 7 ...............................................................    14
INDEPENDENT AUDITORS REPORT ..........................................   F-1
CONSOLIDATED BALANCE SHEET ...........................................   F-2
CONSOLIDATED STATEMENTS OF OPERATIONS ................................   F-3
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY .......................   F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS ................................   F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................   F-8
ITEM 8 ...............................................................    15
PART III .............................................................    15
ITEM 9 ...............................................................    15
ITEM 10 ..............................................................    15
ITEM 11 ..............................................................    17
ITEM 12 ..............................................................    18
ITEM 13 ..............................................................    18

                                     PART I

ITEM 1.   BUSINESS

THE CONCESSION BUSINESS

         The Company is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States. The Company currently has approximately 95 operating concession facilities at 24 airports, 95 of which are Company owned and two of which are franchised, including concessions at Los Angeles International Airport, Denver International Airport, Portland International Airport, and the airports in Orange County and Ontario, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Greensboro (Piedmont Triad), North Carolina; Pittsburgh and Allentown, Pennsylvania; Roanoke, Virginia; Columbia, South Carolina; Sioux Falls, South Dakota; Cedar Rapids and Des Moines, Iowa; Baton Rouge and Shreveport, Louisiana; Midland, Texas; Atlantic City, New Jersey; Albany, New York; Boston, Massachusetts; and Saginaw (MBS), Michigan. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. The Company's airport concession business is complemented by in-flight catering contracts awarded to it by major airlines at certain airports.

         Concessions to operate food and beverage and other retail operations at domestic airports are generally granted by an airport authority pursuant to a request for proposal process. Proposals generally contain schematic drawings for the concession layout, a commitment to make capital improvements at the concession location, and sample menus. Rent is paid to the airport authority on the basis of a percentage of sales, with a minimum amount of rent guaranteed by the concessionaire. For airport locations with a history of operations, the Company evaluates information concerning historical revenues for the location to determine the amount to bid for both percentage and minimum rent. For locations that are newly constructed, the Company evaluates projections for the number of passengers expected to use the airport and amounts to be spent per person at airport concessions to form a revenues projection. Given the requirement to make capital improvements, the Company makes large capital outlays at the beginning of a concession term, which it seeks to recover during the remaining term. Concessions are usually awarded for a ten-year term. Generally concessions are resubmitted for proposals at the end of the term and the Company must resubmit a bid to secure an additional ten-year term.

         The Company has secured nearly all of its existing airport concessions through the request for proposal process. The Company believes its success in securing concessions through this process is attributable to tailoring its bids to each specific airport's needs, offering a unique selection of quality food and beverages, and a distinctive decor. In its proprietary menu items the Company strives to provide foods that are healthy and higher quality than typical fast food or cafeteria-style products, while maintaining value pricing. The Company's Bakery/Deli style restaurants feature a selection of croissant sandwiches and a selection of vegetable, fruit and pasta salads. At locations that are anticipated to have higher revenues, the Company's strategy is to secure franchise relationships with nationally recognized food and beverage companies as part of its proposals. The Company has entered into agreements with several such companies, including Carl's Jr., Schlotsky's Deli, Nathan's Hotdogs and TCBY Yogurt. Under these arrangements, the Company owns the concession rights from the airport authority and the Company's employees operate the location. The Company then pays franchise fees under a franchise agreement. The Company's strategy is to continue to develop relationships with a number of national and regional food and beverage companies, which it expects will provide the Company with the flexibility to tailor product offerings to meet a particular airport's desires.

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

         CAFE AND SPIRITS: If the opportunity for a master concession is not available, then the Company submits bids utilizing specific food and beverage concepts, or other service concepts depending on the nature of the concession. One such concept is "cafe and spirits" which features various branded and nonbranded food and beverages, such as TCBY Yogurt and Creative Croissants, along with a bar, lounge and mini library. The Company currently operates Cafe and Spirits formats at all Creative Croissants locations that serve liquor.

         CREATIVE CROISSANTS-Registered Trademark- BAKERY DELI: The Company can implement its bakery/deli concept, Creative Croissants, either as a stand alone concession or as part of a food court, depending on the preference of the airport authority and the available concession category. The Company currently operates Creative Croissants at nearly every airport it currently services.

         ATTAINING FRANCHISE RIGHTS: For larger concessions, where the airport desires branded food products, the Company attempts to secure franchise rights from nationally or regionally recognized food and beverage companies. The Company has entered into Franchise Agreements with (i) TCBY Yogurt to operate TCBY franchises at its Lexington, Roanoke, Columbia and Cedar Rapids concession facilities; (ii) Carl's Jr./Green Burrito to operate franchises at its two Ontario, California concession facilities; (iii) ICBY to operate ICBY franchises at its Greensboro, Des Moines, Allentown, Asheville and Sioux Falls concession facilities; (iv) Schlotsky's to operate a Schlotsky's Deli at Pittsburgh; and
(v) Nathan's Hot Dog to operate franchises at various airports. The Company may in the future purchase and operate franchises from other major food or beverage franchisors to include in its bid proposals.

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

         In October 2000, the company completed the acquisition of Gladco Enterprises, an airport concessions company from Pittsburgh, Pennsylvania with annual revenues of approximately $10 million. The Company's strategy is to expand its concession business to more airports in the United States, and eventually to other public venues. The Company also intends to seek to expand the types of concession services that it provides, and to be awarded more multiple and master concession contracts such as the one it has been awarded for the Cedar Rapids, Iowa airport. While the Company has historically focused on the food and beverage segment, it intends to seek concession awards to provide newsstands, gift shops, specialty stores and other services to augment the Company's food and beverage business at airports and other venues.

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

         As part of any proposal or acquisition, the Company receives information concerning any historical operations conducted at the specific location. Generally, an airport authority will provide three years of historical information for a location with its request for proposal. Similarly, in an acquisition transaction, the Company will review a target operator's historical performance as part of its due diligence review. In either scenario, the Company then evaluates the estimated impact on revenues and gross margins that will result from any remodeling, capital improvements and menu changes. Where the concession location is to be newly constructed, such as at the Newark New Jersey, airport, the Company reviews estimates of passenger enplanements for the new terminals and amounts typically spent per passenger at concessions.

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

ACQUISITION OF GLADCO ENTERPRISES, INC.

         On October 9, 2000, Creative Host Services, Inc. ("CHST") completed the closing of the acquisition of Gladco Enterprises, Inc. ("Gladco"), a company located near Pittsburgh, Pennsylvania that currently manages concessions in five airports.

         CHST completed the acquisition of Gladco in accordance with the terms of a Purchase Agreement (the "Purchase Agreement"). In accordance with the Purchase Agreement, CHST acquired 100% of the stock of Gladco, HLG Acquisition Corporation, a Pennsylvania corporation and an affiliate of Gladco, and HLG Franchise Marketing Company, a Pennsylvania limited partnership and an affiliate of Gladco, from Edwin L. Klett, Louis Coccoli, Jr., Herbert H. Gill and the Virgil A. Gladieux Marital Trust (collectively, the "Sellers") in consideration for an aggregate amount equal to $7,000,000 (subject to adjustments as set forth in the Purchase Agreement), payable as follows: (i) $300,000 in cash which had been prepaid as a deposit, (ii) the payment of all outstanding principal and accrued interest of, or assumption of obligations and liabilities as set forth in the Purchase Agreement, which were not in excess of $2,500,000; (iii) the issuance of shares (the "Shares") of CHST common stock equal to $500,000 divided by the average of the closing prices of CHST Stock on the NASDAQ Small Cap exchange for each of the thirty trading days ending two days prior to closing of the transaction (this resulted in an average price of $7.18, which resulted in 69,638 shares issued); and (iv) approximately $3.7 million in cash. CHST agreed to register the Shares on Form S-3. The total issued shares to the Sellers was approximately 0.1% of the issued and outstanding stock of CHST immediately after the acquisition.

         CHST agreed to permit the Sellers to elect, by written notice to CHST, to require CHST to repurchase the shares when they are freely tradable and registered at a price equal to the per share issuance price times the number of shares repurchased. CHST repurchased a total of 39,694 of these shares in June 2001 for total consideration of $285,003, leaving 29,944 of these shares outstanding.

         CHST also agreed to increase the purchase price at any time up to one year from closing by $280,000 upon execution of a definitive lease, sub-lease or other operating agreement with respect to each of the two retail sites and commercial operations at the Newark, New Jersey International Airport. CHST signed a lease for the Newark, New Jersey International Airport within the one year period from closing. As a result, CHST fulfilled its obligation to increase the purchase price by $280,000.

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

         As part of the financing by GCA Strategic Investment Fund, CHST negotiated for and obtained the right to pay off the GCA investment through alternative financings. CHST paid off the $900,000 balance of the GCA note in July 2001. As of date the note was retired, Global Capital had converted $1,100,000 of the debentures and $93,642 of related accrued interest into 1,345,003 shares of CHST common stock.

         CHST intends to continue the historical businesses and proposed businesses of Gladco.

         Gladco Enterprises, Inc. ("Gladco") is a Pittsburgh-based hospitality and service company with $10.5 million in annual revenues, that operates food and beverage concessions in five international airports, including Pittsburgh International; Atlantic City International; Logan International, in Boston; Albany International, in New York; and M.B.S. International in Freeland, Michigan. The Company operates 22 individual concessions within those airports. Those concessions, combined with CHST's current concessions, give the combined companies locations in a total of 25 airports nationally, and approximately 95 overall concessions within those airports. Management believes that the Gladco acquisition also improves each company's available co-branding product mix.

         In management's view, the Creative Host/Gladco business combination is both strategic and synergistic, providing an experienced management team, heightened East Coast presence, and creating an infrastructure that provides efficient management, setting the stage for additional growth both internally and through acquisition. With the Company's ability to raise equity, combined with years of experience of Mr. Coccoli and Mr. Ali, it may open the doors for further opportunities.

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

         Gladco currently manages concessions in five airports. The Company has also signed a lease for two store locations in the Newark, New Jersey International Airport, with projected annual sales of more than $3.7 million. In addition to its own signature facilities, Gladco operates several national brands, including Schlotzky's Deli, Hot Licks Bar & Grill and Samuel Adams Brew Pub, and has an exclusive agreement with Yuengling Brewery, the oldest brewery in the United States.

         The combined companies are expected to realize the benefits of having East Coast and West Coast offices, providing geographically appealing management, operations consolidation, additional industry contacts and clout, and creativity enhancements from combined co-branding and airport concessions experience. As a company, Gladco has focused its bids to include bar and lounge services that return higher margins than typical food service concessions, which compliment CHST's existing operations.

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

CONCESSION LOCATIONS

         WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. THERE IS ABSOLUTELY NO ASSURANCE THAT THE COMPANY WILL ACHIEVE THE RESULTS EXPRESSED OR IMPLIED IN FORWARD LOOKING STATEMENTS.

         The following table identifies the Company's existing airport concessions and those that have been awarded and are expected to be in operation in 2002, including the facilities acquired when The company purchased Gladco Enterprises, Inc. in October 2000:

                    EXISTING AND AWARDED CONCESSION LOCATIONS
                          Year Ended December 31, 2001

                                                                   Dated of
                                                                  Completion
                                                                  or Expected
                                                      Data        Completion
   Name/Location of          Description of        Commenced          of        Expiration Date      2001
      Concession               Concession          Operations     Remodeling      of Contract       Revenue
Charleston, SC (1)       Food and Beverage       July 2000       January 2001   January 2011      $1,787,617

Baton Rouge (1)          Food and Beverage       July 1999       July 2000      July 2010         $  776,499

Shreveport, Louisiana    Food and Beverage       May 1999        February       November 2009     $  574,464
(1)                                                              1996 & May
                                                                 1999

Midland, Texas (1)       Food and Beverage       January 1999    January 1999   September 2007    $  836,488

Ontario, California      Food and Beverage       September 1998  September      July 2008         $1,727,567
                                                                 1998

John F. Kennedy          Food and Beverage                       July 1999      May 2008 (2)      Franchise
International (2)

Greensborough            Food and Beverage       December 1997   November 1998  May 2008          $2,305,328
(Piedmont Triad) North
Carolina (1)

Sioux Falls, South       Food and; Inflight      August 1997     March 1999     August 2007       $  708,188
Dakota (1)               Catering

Des Moines, Iowa(3)      Food and Beverage       July 1997       November 1998  July 2007(3)      $1,556,172

Cedar Rapids, Iowa(1)    Master Concession;      November 1996   October 1997   March 2004(5)     $1,485,971
                         Food and; News &
                         Gifts; Specialty
                         Stores; Inflight
                         Catering

Columbia, South          Food and; Inflight      October 1996    October 1997   October 2006 (4)  $1,271,700
Carolina (1)             Catering

Allentown, Pennsylvania  Food and Beverage;      July 1996       January 1998                     $1,329,594
                         Inflight Catering                                      July 2006

Lexington, Kentucky(1)   Food and Beverage;      July 1996       February 1997  July 2006         $  805,688
                         Inflight Catering

Roanoke, Virginia(1)     Food and Beverage;      June 1996       January 1997   June 2006         $  576,995
                         Inflight Catering

Freeland (MBS),          Food and Beverage       May 1996        May 1996       May 2006          $  844,233
Michigan (6)

Appleton, Wisconsin(1)   Food and Beverage       January 1996    January 1996   July 2005         $  373,735

Madison, Wisconsin (1)   Food and Beverage       January 1996    July 1996      January 2006      $1,030,010

Portland                 Food and Beverage       October 1995    October 1995   June 2005         $  819,602
International(1)

Los Angeles              Food and Beverage       June 1995       September      June 2005(6)      $1,200,472
International(5)                                                 1995

                                                                   Dated of
                                                                  Completion
                                                                  or Expected
                                                      Data        Completion
   Name/Location of          Description of        Commenced          of        Expiration Date      2001
      Concession               Concession          Operations     Remodeling      of Contract       Revenue
Denver International     Food and Beverage       February 1995   One            June 2003 and     $1,150,516
                                                                 completed      November 2006
                                                                 February 1995

Albany, New York (6)     Food and Beverage       February 1995   February 1995  February 2008     $1,442,308

Atlantic City, New       Food and Beverage       June 1994       June 1994      June 2011         $1,115,913
Jersey (6)

Pittsburgh,              Food and Beverage       October 1992    October 1992   October 2006      $6,577,558
Pennsylvania (6)

Orange County            Food and Beverage       September 1990  Completed      February 2001(5)  Franchise

Boston,                  Food and Beverage       November 2001   Under          May 2003 (7)      $   99,992
Massachusetts (6)                                                negotiation

Newark, New Jersey       Food and Beverage       October 2001    April 2002     September 2008    Under
                                                                                                  Construction

_______________

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

(6) The Company acquired this concession when it purchased Gladco Enterprises, Inc.

(7) The Company is currently negotiating with the airport for a longer-term contract.

FRANCHISE OPERATIONS

         From 1986 through 1994, the Company was actively engaged in the business of franchising restaurants under the "Creative Croissant" name. The Company's restaurant franchise business was not successful, and, in 1990, the Company began the transition to company-owned airport concessions that is the major focus of its current business plan. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The Company continues to have franchise relationships with the Orange County airport concessions that are operated by a franchisee.

         The Company expects its revenues from franchising (approximately 0.1% of total revenues for the twelve month period ended December 31, 2001) to remain unchanged or decline over time as the Company concentrates on expanding its concession business and establishing more Company owned facilities at airports and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, it may continue to sell franchises in special situations when a franchise would be more advantageous to the Company than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

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

DISTRIBUTION

       The Company relies on Sysco Corporation as its primary distributor for foodservice products to its customer locations. The Company's agreement with Sysco provides for customer service, delivery service and information services to be provided by Sysco. The Company's annual purchase volume from Sysco is approximately $7,000,000.

COMPETITION

       The concession industry is extremely competitive and there are numerous competitors with greater resources and more experience than the Company. The dominant competitors in the airport concession market are HMS Host and CA One Services, Inc. ("CA One Services"), which have been serving the airport concession market for decades. Host Marriott and CA One Services have established a marketing strategy of offering comprehensive concession services to airport authorities in which they submit a bid on an entire airport or terminal complex, and often provide a well known franchise such as McDonalds or Burger King as part of their package. They generally operate large airport master concessions with annual sales in excess of $2.2 million.

       Other formidable competitors in the concession business, especially food and beverage, include Service America Corporation, Anton Food, Concession International, and Air Host, Inc. Other competitors such as Paradies and W.H. Smith compete with the Company in the airport retail concession services market. Dobbs International and Sky Chefs, LSG dominate the in-flight catering business.

       The Company is focusing initially on smaller airport concessions where competition from large competitors is less intense. However, there are a limited number of concession opportunities domestically. If the Company achieves greater penetration in regional airports, it will be required to enter into larger domestic airports or other venues to sustain its growth. Entry into larger domestic airports will necessarily involve more direct competition with HMS Host and CA One Services.

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

       The Federal Aviation Administration requires airports receiving federal funds to award contracts for concession facilities producing at least 10% of total airport concession revenue to certain designated categories of entities that qualify as Disadvantaged Business Enterprises ("DBE"). The federal requirements do not specify the nature or manner in which the DBE must participate. Historically, companies in the industry have relied on hiring DBE employees, purchasing provisions from DBE suppliers, contracting for services from DBEs or subcontracting a portion of the concession to a DBE in order to meet this requirement. When the Company entered the airport concession business, its Common Stock was owned entirely by Mr. Sayed Ali. As a result, the Company qualified as a DBE. The Company's status as a DBE assisted it in securing concession awards with several airports, and some of the Company's concession agreements specify that it will retain its DBE status. As a result of the Company's initial public offering and subsequent offerings, Mr. Ali's ownership in the Company has decreased to approximately 13%. It is unclear what impact this will have on the Company's status as a DBE. The Company has succeeded in securing airport concession contracts at ten additional locations since its initial public offering, although the Company is not aware of the extent to which the Company's DBE status, or lack thereof, was a factor in the airport authorities' decisions to award such contracts to the Company. The Company will have to address the issue on an airport by airport basis. If necessary, the Company will comply with a particular airport's request for additional DBE participation through the industry practice of hiring or contracting with other DBEs. The Company believes that it will retain its existing locations and can continue to secure new concessions on the basis of the products and services it offers and its industry reputation. To the extent the Company's historic rate of success in securing airport concessions is attributable to its clear status as a DBE, its growth rate may decline.

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

EMPLOYEES

       The Company has over 620 employees, including 17 in administration. The employees include approximately 260 who were employed by Gladco Enterprises, Inc. when the Company acquired Gladco in October 2000. As the Company expands and opens more concessions, the Company anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company does not have a collective bargaining agreement with its employees and is not aware of any material labor disputes.

SEASONALITY

       The Company's concession operations are expected to experience moderate seasonality during the course of each year, corresponding with traditional air travel patterns that generally increase from the first quarter through the fourth quarter.

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

ITEM 2.   PROPERTIES

       The Company's executive offices are located in a 3,903 square foot facility at 16955 Via Del Campo, Suite 110, San Diego, California. The combined facility is covered by a five-year lease terminating March 31, 2007 with monthly payments of $6,683 plus common area maintenance charges.

       The Company also leases space as part of its airports concession operations. In addition, the Company occasionally leases restaurant space that it assigns to operators in connection with franchise operations.

ITEM 3.   LEGAL PROCEEDINGS

       There were no material legal proceedings to which the Company or any of its subsidiaries was a party in the fiscal year ended December 31, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of Fiscal 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock trades on the NASDAQ Market under the symbol CHST. The Company completed its initial public offering on July 22, 1997 and its stock began trading on the NASDAQ Small Capital Market at that time. The number of record holders of the Common Stock was 100 on March 20, 2002. The Company believes that there are also a significant number of beneficial owners of its Common Stock whose shares are held in "street name." The closing sales price of the Common Stock on March 20, 2002 was $1.17 per share. The following chart sets forth, for the fiscal period indicated, the high and low closing sales prices for the Company's Common Stock.

                                                                  Low              High
                                                                  ---              ----
          Fiscal 1997
             July 22, 1997 to September 30, 1997                  3 13/16          4 7/16
             Fourth Quarter                                       1 7/8            4 3/16

          Fiscal 1998
             First Quarter                                        2 1/32           2 3/4
             Second Quarter                                       1 3/4            3
             Third Quarter                                        1 3/8            2 3/16
             Fourth Quarter                                       13/16            2

          Fiscal 1999
             First Quarter                                        1 1/4            1 7/8
             Second Quarter                                       1                1 7/16
             Third Quarter                                        1 1/8            1 5/8
             Fourth Quarter                                       7/8              6 1/4

          Fiscal 2000
             First Quarter                                        5 1/2            14
             Second Quarter                                       10               29
             Third Quarter                                        4 3/32           12 1/2
             Fourth Quarter                                       1 7/16           8 13/16

          Fiscal 2001
             First Quarter                                        1.88             2.88
             Second Quarter                                       0.87             1.42
             Third Quarter                                        0.81             1.40
             Fourth Quarter                                       0.90             1.31

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

OVERVIEW

       The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has one restaurant franchisee which operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The Company has not sold a new franchise since 1994.

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

       As a result of this transition in its business, the Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past six years, revenues from concession operations have grown from 59% of total revenues in 1995 to nearly 100% of total revenues in 2001.

During the fiscal year ending December 31, 2001, the Company sold its interest in the assets and lease at its Asheville, North Carolina location and at one of its Denver, Colorado locations. The Company also sold the assets associated with its bakery operation in San Diego, California. These operations were under-performing.

       The Company had working capital for the fiscal year ended December 31, 2001 of $(360,062) compared to $(688,503) for the fiscal year ended December 31, 2000. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the retirement of debt have placed demands on the Company's working capital. During the fiscal year ending December 31, 2001, the Company raised $364,362 in capital through the sale of assets, borrowed an additional $1,268,000 through the issuance of notes at an average interest rate of approximately 9% per annum, and borrowed a net of $1,779,888 against a line of credit.

       The Company may have capital requirements in 2002 to finance the acquisition or construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, in-flight catering and other services. In this regard, the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids, or enters into agreements to acquire existing airport concession businesses.

RESULTS OF OPERATIONS

       The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of its total revenues.

                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                     2001              2000             1999
                                                     ----              ----             ----
Revenues:
          Concessions                                 100%               99%              98%
          Food Preparation Center Sales                 0                 1                1
          Franchise Royalties                           0                 0                1
                                                     ----              ----             ----
          Total Revenues                              100%              100%             100%

          Cost of Goods Sold                           28                31               32
                                                     ----              ----             ----
          Gross Profit                                 72                69               69

Operating Costs and Expenses:
          Payroll and Employee Benefits                32                32               32
          Occupancy                                    15                15               16
          Selling                                       9                 8                9
          General and Administrative                    5                 4                4
          Depreciation and Amortization                 7                 6                6
          Interest Expense                              2                 4                5
          Provision for Income Taxes                    0                 0                0
          Other (Income) Loss                           0                 0                0
                                                     ----              ----             ----
          Net Income (Loss)                             2%                0%              (3)%
                                                     ====              ====             ====

       FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

       REVENUES. The Company's gross revenues for the fiscal year ended December 31, 2001 were $30,745,851 compared to $23,725,859, for the fiscal year ended December 31, 2000. Revenues from concession activities increased $7,139,983 ($30,646,435 compared to $23,506,452) and food preparation center sales decreased $165,843 (from $171,463 to $5,620) while franchise royalties declined $7,355 (from $47,994 to $40,639), for the fiscal year ended December 31, 2001 as compared to the fiscal year ended December 31, 2000. Substantially all of the increase in concession activities is attributable to the acquisition of the Gladco locations and to a full years operation in 2001 of locations opened in 2000.

       COST OF GOODS SOLD. The cost of goods sold for the fiscal year ended December 31, 2001 was $8,716,551 compared to $7,368,000 for the fiscal year ended December 31, 2000. As a percentage of total revenues, the cost of goods sold was 28% in 2001 and 31% in 2000. The improvement in cost of goods sold as a percentage of revenue is due to efficiencies at existing locations and the consolidation of purchasing with Sysco.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 2001 were $20,800,698, compared to $15,528,001 for the fiscal year ended December 31, 2000. Payroll expenses increased from $7,575,967 in 2000 to $9,746,338 in 2001. As a percentage of total revenues, payroll expense was 32% in both 2000 and 2001. The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percentage of revenues if existing facilities operate more efficiently and the Company reaps the benefits of recently implemented cost control measures. The cost control measures implemented include: improving the budget process; implementing a standardized training program; and improving the efficiency of the management structure at the individual airport locations. Occupancy expenses increased from $3,563,886 in 2000 to $4,768,824 in 2001. As a percentage of total revenues, occupancy expenses were 15% in 2000 and increased to 16% in 2001. Selling expenses increased from $3,563,886 in 2000 to $4,768,824 in 2001. As a percentage of total revenues, selling expenses increased from 8% in 2000 to 9% in 2001. General and administrative expenses increased from $1,193,264 in 2000 to $1,428,234 in 2001. As a percentage of total revenues, general and administrative expenses were 4% in both 2001 and 2000.

       INTEREST EXPENSE. Interest expense for the fiscal year ended December 31, 2000 was $882,906 compared to $661,630 for the fiscal year ended December 31, 2001. As a percentage of total revenues, interest expense was 4% in 2000 and decreased to 2% in 2001. For the fiscal year ended December 31, 2000, $352,941 of the interest expenses was a one-time charge due to the beneficial conversion feature of the Global Capital note.

       NET INCOME (LOSS). Net income for the fiscal year ended December 31, 2001 was $586,261 compared to a net loss of $(68,328) for the fiscal year ended December 31, 2000. Management attributes the increase in net income to increased efficiencies at existing stores and the acquisition of Gladco.

       SAME STORE SALES. The Company operated locations at seventeen airports during both the full fiscal years ended December 31, 2000 and December 31, 2001. Sales for those locations were $19,033,973 for the fiscal year ended December 31, 2000 and $18,416,539 for the fiscal year ended December 31, 2001, representing a decrease of $617,434, or 3.2%. This decrease was due to the affect of the September 11, 2001 terrorist attacks.

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

       OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 2000 were $15,528,001, compared to $12,002,547 for the fiscal year ended December 31, 1999. Payroll expenses increased from $5,913,200 in 1999 to $7,575,967 in 2000. As a percentage of total revenues, payroll expense was 32% in both 1999 and 2000. The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percentage of revenues if existing facilities operate more efficiently and the Company reaps the benefits of recently implemented cost control measures. The cost control measures implemented include: improving the budget process; implementing a standardized training program; and improving the efficiency of the management structure at the individual airport locations. Occupancy expenses decreased from $3,889,437 in 1999 to $3,563,886 in 2000. As a percentage of total revenue, occupancy expense was 16% in 1999 and decreased to 15% in 2000. General and administrative expenses decreased from $2,199,910 in 1999 to $1,193,264 in 2000, and remained the same as a percentage of total revenues at 4% for 1999 and 2000. The increase was attributable primarily to increases in administrative staff. The Company will continue to add additional administrative staff commensurate with its growth but expects general and administrative expenses to decline as a percentage of total revenues.

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

SAME STORE SALES. The Company operated locations at sixteen airports during both the full fiscal years ended December 31, 1999 and 2000. Sales for those locations were $17,029,060 for the fiscal year ended December 31, 1999 and $18,314,941 for the fiscal year ended December 31, 2000, representing an increase of $1,285,881, or 7.6%.

LIQUIDITY AND CAPITAL RESOURCES

       During the fiscal year ending December 31, 2001, the Company raised $364,362 in capital through the sale of assets, borrowed an additional $1,268,000 through the issuance of notes at an average interest rate of approximately 9% per annum, and borrowed a net of $1,779,888 against a line of credit. Accordingly, as of December 31, 2001, the Company had working capital of $(360,062). The Company may need to raise additional working capital in Fiscal 2002 for construction and acquisition of new facilities. During the first two months of 2002, the company raised approximately $925,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. The convertible notes are convertible into a total of 880,952 shares of common stock, and the 660,714 warrants issued entitle the warrant holders to purchase a total of 660,714 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from the date of issuance. The Company terminated the offering in early March 2002. According to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants must be registered by the Company with the Securities and Exchange Commission.

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

       The Company anticipates capital requirements of approximately $3.5 million in Fiscal 2002 to complete the construction of improvements at concession facilities that it has already been awarded.

       The Company may have more capital requirements than anticipated during 2002 if the Company wins additional bids or acquires additional airport concession facilities. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities that are subject to bid, as well as the number and size of any potential acquisition candidates that arise. There is no assurance that the Company will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to the Company or at all.

ITEM 7.   FINANCIAL STATEMENTS



                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000






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

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Creative Host Services, Inc. and Subsidiaries
San Diego, California

We have audited the accompanying consolidated balance sheet of Creative Host Services, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Host Services, Inc. and Subsidiaries at December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 15, 2002

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2001

                                                          ASSETS
Current assets:
  Cash                                                                                  $      1,801,288
  Receivables, net of allowance of $33,985                                                       533,137
  Inventory                                                                                      451,734
  Prepaid expenses and other current assets                                                      311,848
                                                                                        ----------------

          Total current assets                                                                              $    3,098,007

Property and equipment, net of accumulated
  depreciation and amortization                                                                                 15,530,242

Other assets:
  Deposits                                                                                       295,261
  Goodwill, net                                                                                4,272,119
  Other assets                                                                                   466,071
                                                                                        ----------------

          Total other assets                                                                                     5,033,451
                                                                                                            --------------

                                                                                                            $   23,661,700
                                                                                                            ==============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                 $      1,874,778
  Current maturities of notes payable                                                            603,972
  Current maturities of leases payable                                                           916,302
  Income taxes payable                                                                            63,017
                                                                                        ----------------

          Total current liabilities                                                                         $    3,458,069

Line of credit                                                                                                   1,779,888

Notes payable, less current maturities                                                                             757,027

Leases payable, less current maturities                                                                          1,429,217
                                                                                                            --------------

          Total Liabilities                                                                                      7,424,201

Redeemable common stock                                                                                            214,997

Shareholders' equity:
  Common stock; no par value, 20,000,000 shares authorized, 7,806,018 shares
   issued and outstanding                                                                     16,912,900
  Additional paid-in capital                                                                     879,111
  Accumulated deficit                                                                         (1,769,509)
                                                                                        ----------------

          Total shareholders' equity                                                                            16,022,502
                                                                                                            --------------

                                                                                                            $   23,661,700
                                                                                                            ==============

See accompanying independent auditors' report and notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year ended          Year ended
                                                                                       December 31, 2001   December 31, 2000
                                                                                       -----------------   -----------------
Revenues:
  Concessions                                                                           $     30,646,435    $     23,506,452
  Food preparation center sales                                                                    5,620             171,463
  Franchise royalties                                                                             40,639              47,944
  Other                                                                                           53,157                   -
                                                                                        ----------------    ----------------

          Total revenues                                                                      30,745,851          23,725,859

Cost of goods sold                                                                             8,716,551           7,368,000
                                                                                        ----------------    ----------------

Gross profit                                                                                  22,029,300          16,357,859
                                                                                        ----------------    ----------------

Operating costs and expenses:
  Payroll and other employee benefits                                                          9,746,338           7,575,967
  Occupancy                                                                                    4,768,824           3,563,886
  Selling expenses                                                                             2,772,040           1,867,614
  General and administrative                                                                   1,428,234           1,193,264
  Depreciation and amortization                                                                2,085,262           1,327,270
                                                                                        ----------------    ----------------

          Total operating costs and expenses                                                  20,800,698          15,528,001
                                                                                        ----------------    ----------------

Income from operations                                                                         1,228,602             829,858
                                                                                        ----------------    ----------------

Other expenses:
  Loss on sale of assets                                                                         130,725                   -
  Interest expense                                                                               661,630             529,965
  Interest charge related to beneficial conversion feature                                             -             352,941
  Gain on extinguishment of convertible debt                                                    (128,261)                  -
                                                                                        ----------------    ----------------

  Total other expense                                                                            664,094             882,906
                                                                                        ----------------    ----------------

Income (loss) before provision for income taxes                                                  564,508             (53,048)

Provision for income taxes, current                                                               98,300              20,280
Income tax benefit, deferred                                                                    (120,053)             (5,000)
                                                                                        ----------------    ----------------

Net income (loss)                                                                       $        586,261    $        (68,328)
                                                                                        ================    ================

Net income (loss) per share -
  basic and diluted                                                                     $           0.08    $          (0.01)
                                                                                        ================    ================

Weighted average number of shares outstanding -
  basic and diluted                                                                            7,386,478           5,887,953
                                                                                        ================    ================

See accompanying independent auditors' report and notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               Common stock             Additional                        Total
                                                               ------------              paid-in      Accumulated      shareholders'
                                                           Shares       Amount          capital        deficit           equity
                                                           ------       ------          -------        -------           ------
Balance at January 1, 2000                               4,369,887      $ 7,769,665     $  922,472    $ (2,287,442)    $ 6,404,695

Warrants exercised in exchange for common stock            812,571        2,717,323                                      2,717,323

Conversion of convertible debt                             573,857        1,478,348                                      1,478,348

Net proceeds from issuance of common stock                 597,700        3,493,409                                      3,493,409

Stock options exercised in exchange for common stock        70,500          114,600                                        114,600

Common stock issued for services                            20,000          133,750                                        133,750

Issuance of warrants in connection with financing                                          450,450                         450,450

Issuance of warrants in connection with
  settlement agreement                                                                      10,250                          10,250

Intrinsic value of beneficial conversion feature
  issued in connection with financing                                                      352,941                         352,941

Net loss for the year ended
  December 31, 2000                                                                                        (68,328)        (68,328)
                                                         ---------      -----------     ----------    ------------     -----------

Balance at December 31, 2000                             6,444,515       15,707,095      1,736,113      (2,355,770)     15,087,438

                                   (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                                                                                       Additional                          Total
                                                              Common stock              paid-in         Accumulated    shareholders'
                                                              ------------
                                                          Shares        Amount          capital           deficit         equity
                                                          ------        ------          -------           -------         ------
Conversion of convertible debt                           1,345,003      1,193,642                                         1,193,642

Common stock issued for services                            39,000         38,030                                            38,030

Retire discount on debt converted to common stock                                        (179,753)                         (179,753)

Retire balance of beneficial conversion feature
  issued in connection with financing                                                    (677,249)                         (677,249)

Purchase common stock on open market                       (22,500)       (25,867)                                          (25,867)

Net income for the year ended December 31, 2001                                                            586,261          586,261
                                                      ------------   ------------   -------------    -------------     ------------

Balance at December 31, 2001                             7,806,018   $ 16,912,900   $     879,111    $  (1,769,509)    $ 16,022,502
                                                      ============   ============   =============    =============     ============

See accompanying independent auditors' report and notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     Year ended            Year ended
                                                                  December 31, 2001     December 31, 2000
                                                                  -----------------     -----------------
Cash flows provided by operating activities:
  Net income (loss)                                               $      586,261        $      (68,328)
                                                                  --------------        --------------
Adjustments to reconcile net loss to net cash
provided by operating activities:
      Depreciation and amortization                                    2,085,262             1,327,270
      Provision for bad debts                                            (17,589)               12,608
      Amortization of debenture discount                                 101,056                38,806
      Loss on sale of assets                                             130,725                     -
      Gain on extinguishment of debt                                    (128,261)                    -
      Intrinsic value of beneficial conversion feature                         -               352,941
      Income tax benefit - deferred                                            -                (5,000)
      Value of warrants issued in connection with
        settlement agreement                                                   -                10,250

Changes in assets and liabilities:
(Increase) decrease in assets:
      Accounts receivable                                                131,428               (75,428)
      Inventory                                                           13,747              (108,011)
      Prepaid expenses and other current assets                         (122,348)             (116,763)
      Deposits and other assets                                          (87,076)             (281,013)

Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                             (636,237)              874,024
      Deferred taxes                                                     (97,940)                    -
      Income taxes payable                                               (45,474)              108,491
                                                                  --------------
          Total adjustments                                            1,327,293             2,138,175
                                                                  --------------        --------------
          Net cash provided by operating activities                    1,913,554             2,069,847
                                                                  --------------        --------------
Cash flows provided by (used for) investing activities:
  Property and equipment                                              (2,143,486)           (4,481,546)
  Construction in progress                                              (528,460)                    -
  Excess of purchase price over fair market value of assets                    -            (3,370,722)
  Proceeds from sale of assets                                           364,362                     -
                                                                  --------------        --------------
          Net cash used for investing activities                      (2,307,584)           (7,852,268)
                                                                  --------------        --------------

Cash flows provided by (used for) financing activities:
  Proceeds from notes payable                                          1,268,000             1,992,362
  Proceeds from (payments on) line of credit, net                      1,779,888               (56,664)
  Issuance of capital stock                                                    -             6,387,332
  Redeem common stock                                                   (153,985)                    -
  Equity features of debt retirement                                    (677,249)                    -
  Repayment on notes payable                                            (815,469)             (143,847)
  Repayment on leases payable                                           (918,922)             (873,730)
                                                                  --------------        --------------
Net cash provided by financing activities                                482,263             7,305,453
                                                                  --------------        --------------

Net increase in cash                                                      88,233             1,523,032
Cash, beginning of year                                                1,713,055               190,023
                                                                  --------------        --------------
Cash, end of year                                                 $    1,801,288        $    1,713,055
                                                                  ==============        ==============

                                   (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                              Year ended          Year ended
                                                                          December 31, 2001   December 31, 2000
                                                                          -----------------   -----------------
Supplemental disclosure of cash flow information:
  Interest paid                                                           $      560,574       $      557,811
                                                                          ==============       ==============
  Income taxes paid                                                       $       99,155       $        5,845
                                                                          ==============       ==============

Supplemental disclosure of non-cash investing and financing activities:
  Notes payable and accrued interest converted to common stock            $    1,193,565       $    1,505,000
                                                                          ==============       ==============
  Intrinsic value of warrants issued with common stock                    $            -       $      647,444
                                                                          ==============       ==============
  Common stock issued in exchange for outstanding
    stock of GladCo Enterprises, Inc.                                     $            -       $      500,000
                                                                          ==============       ==============
  Equipment acquired and financed by a capital lease                      $       47,473       $      252,142
                                                                          ==============       ==============
  Equipment acquired and financed by a note                               $       12,223       $            -
                                                                          ==============       ==============
  Deferred tax liability arising from business combination                $            -       $      200,000
                                                                          ==============       ==============
  Common stock issued in exchange for services                            $       38,030       $      133,750
                                                                          ==============       ==============
  Common stock redeemed by issuing notes                                  $      247,501       $           -
                                                                          ==============       =============

See accompanying independent auditors' report and notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)     Summary of Significant Accounting Policies:

        Organization and Basis of Presentation:

               Creative Host Services, Inc. (the "Company") was formed in 1986 to acquire the operating assets of Creative Croissants, Inc., which consisted of a food preparation center in San Diego and two French-style cafes featuring hot meal croissants, muffins, pastas and salads. The cafes were acquired in May 1987 and the food preparation center was acquired in April 1988 in transactions accounted for using the purchase method of accounting. In 1989, the Company commenced franchising operations, licensing its trademarks to third parties, who agreed to purchase baked goods from the Company's food preparation center under franchise arrangements with the Company, and earned an initial franchise fee, a royalty based upon sales, and in some cases advertising and marketing fees as a percentage of gross sales. In 1990 the Company entered into the captive audience market at airports with its first franchisee-operated concession at the John Wayne International Airport in Orange County, California. In 1994, the Company began operating company owned food and beverage concessions at airports and commenced certain in-flight catering sales. The accompanying financial statements include the operations of Company-owned concessions (mainly at various airports across the United States), revenues earned from franchisees and operations from its wholesale food preparation activities.

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

        Use of Estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

        Property and Equipment:

               Property and equipment are recorded at cost, including interest on funds to finance the construction of concession locations. Such interest amounted to approximately $23,000 during 2000. For financial statement purposes, depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows:

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

        Goodwill:

               In connection with its acquisition of GladCo Enterprises, Inc. which was accounted for under the purchase method of accounting, the Company recorded goodwill. The goodwill is being amortized using the straight-line method over the estimated useful life of twenty-years. The Company will continually evaluate the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

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

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

        Earnings Per Share:

               Earnings per share was computed based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Common stock equivalents, which consist of 407,500 shares of options and 698,982 shares of warrants, have not been included in the earnings per share computation for the years ended December 31, 2001 and 2000, respectively as the amounts are anti-dilutive.

        Cash:

                                   Equivalents

               For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                                  Concentration

               The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                              Compensating Balance

               The Company is required to maintain a compensating balance of $150,000 in its bank account related to the line of credit agreement (see Note 6)

        Comprehensive Income and Loss:

               SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)     Summary of Significant Accounting Policies, Continued:

        Concentration of Credit Risk:

               The Company provides in-flight catering to various airlines throughout the United States primarily through its own concession operations and does not require collateral. Over 90% of the Company's sales are on a cash basis. One location accounts for more than 10% of the Company's revenues. Allowances have been provided for uncollectible amounts, which have historically been within management's expectations.

        New Accounting Pronouncements:

               In January 2001, the FASB Emerging Issues Task Force issued EITF 00-27 effective for convertible debt instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first becomes convertible. Inasmuch as all debt instruments were entered into prior to November 16, 2000 and all of the debt discount relating to the beneficial conversion feature was previously recognized in 2000 as expense in accordance with EITF 98-5, there was no impact on these financial statements. This EITF 00-27, could impact future financial statements, should the Company enter into such agreements.

               In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Boards ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this pronouncement did not affect the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

               In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. After adoption of this pronouncement the Company will no longer amortize goodwill (approximately $227,000 from 2001), but may need to reapportion goodwill to other intangible assets and as a result may incur amortization on those intangible assets. Management does not expect that the adoption of this pronouncement to have a material impact on the Company's financial position or results of operations.


See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(1)     Summary of Significant Accounting Policies, Continued:

               In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

(2)     Property and Equipment:

        A summary at December 31, 2001 is as follows:

               Food and beverage concession equipment                           $     16,209,560
               Leasehold improvements                                                  3,881,472
               Office equipment                                                          189,779
                                                                                ----------------

                                                                                      20,280,811
               Less accumulated depreciation and amortization                          4,750,569
                                                                                ----------------

                                                                                $     15,530,242
                                                                                ================

     Depreciation and amortization expense totaled $1,799,519 and $1,279,667 for the years ended December 31, 2001 and 2000, respectively.


See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(3)     Other Assets:

        Goodwill
        --------

         Goodwill, arising from the acquisition of GladCo. Enterprises, Inc., is being amortized over 20 years. A summary at December 31, 2001 is as follows:

               Goodwill                                           $    4,547,210
               Less accumulated amortization                             275,091
                                                                  --------------

                                                                  $    4,272,119
                                                                  ==============

         Amortization expense amounted to $219,174 and $55,917 for the years ended December 31, 2001 and 2000, respectively.

        Other
        -----

        A summary at December 31, 2001 is as follows:

               Franchise costs                                    $      335,909
               Loan fees                                                  72,218
               Other                                                       9,278
                                                                  --------------

                                                                         417,405

               Less accumulated amortization                             332,824
                                                                  --------------

                                                                  $       84,581
                                                                  ==============

         Amortization expense amounted to $66,569 and $18,686 for the years ended December 31, 2001 and 2000, respectively.

(4)     Accounts Payable and Accrued Expenses:

         Purchases from one supplier amounted to approximately $4,418,000 for the year ended December 31, 2001. Approximately $231,500 of the accounts payable was due to this supplier at December 31, 2001.


See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(5)     Notes Payable:

        A summary is as follows:

               Note payable to a bank, interest at 9% per annum,
                 due July 2004                                                            $      1,033,333
               Notes payable to former shareholders, interest at 9% per annum,
                 due in monthly installments of $8,493 through December 2002                        97,114
               Notes payable to former shareholders, interest at 9% per annum,
                 due in monthly installments of $4,797 through December 2003                       105,000
               Note payable to a finance company, interest at 13.1% per annum,
                 due in monthly installments of $1,264 through April 2004                            8,923
               Note payable to a finance company, interest at 11.1% per annum,
                 due in monthly installments of $7,909 through May 2002                             38,472
               Note payable to a corporation, interest at 8% per annum,
                 due in monthly installments of $1,784 through May 2006                             78,157
                                                                                          ----------------

                                                                                                 1,360,999
               Less current maturities                                                             603,972
                                                                                          ----------------

                                                                                          $        757,027
                                                                                          ================

        The following is a summary of the principal amounts payable over the next five years and thereafter:

               2002                                                                       $        603,972
               2003                                                                                476,181
               2004                                                                                253,252
               2005                                                                                 19,833
               2006                                                                                  7,761
                                                                                          ----------------

                                                                                          $      1,360,999
                                                                                          ================

See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(5)     Notes Payable, Continued:

        Convertible Debentures
        ----------------------

        In September 2000, the Company entered into a purchase agreement with an investment company to issue a total of $2,500,000 convertible debentures with interest at 7% per annum at a 5% discount rate and a warrant to purchase 125,000 shares of the Company's common stock at an exercise price of $6.86 per share. In September 2000, the Company issued $2,000,000 of the convertible debenture at a 5% discount rate, or $100,000, and the warrant. A payment of interest only is payable on the last day of each quarter starting December 31, 2000. The remaining principal balance of the debenture is payable in full in September 2003. The debentures are convertible at the option of the holder at any time after October 26, 2000 at the lesser of $7.70 per share or 85% of the average of the 5 lowest volume weighted average sales prices of the common stock during the past 25 trading days immediately preceding the notice of conversion. The intrinsic value of the beneficial conversion feature totaled $352,941 and has been charged to interest expense pursuant to EITF 98-5. The debenture is collateralized by substantially all assets of the Company. The fair value of the associated warrant was determined based on the Black-Scholes pricing method. The value of the warrants totaled $450,450 and was included in paid-in capital at December 31, 2000. The debenture, net of discounts totaling $550,450, has an effective interest rate of 30.2%. The discount is being amortized to interest expense over the life of the debenture using the interest rate method.

        During the year ended December 31, 2001, $1,193,642 of the outstanding debenture, including related interest was converted to 1,345,003 shares of common stock at an average rate of $0.89 per share.

      In August 2001, the Company paid off the remaining balance of $941,915, including principal and interest, of the convertible debenture, before its expiration date, with $1,200,00 cash obtained through bank financing. On the date of retirement, the intrinsic value of shares into which the debt was convertible was $1,619,163, of which $677,249 related to the beneficial conversion feature. The extinguishment of this debt gave rise to a gain of $419,163 which is presented net of related interest and discounting of the original note, net of $128,261 for the year ended December 31, 2001.

 (6)    Line of Credit:

          The Company has a $2,500,000 revolving line of credit with a bank expiring October 31, 2003. The line incurs an interest rate of 0.25% under the bank's reference rate (4.5% at December 31, 2001). The line is collateralized by inventory, furniture, equipment and intangible property. $1,779,887 was due the bank on the line at December 31, 2001. The Company must maintain the following covenants:

             Debt to worth                      .85 : 1.0
             Current ratio                       .9 : 1.0
             Debt coverage ratio                1.7 : 1.0 to June 30, 2002
                                                1.8 : 1.0 to December 31, 2002
                                                2.0 : 1.0 thereafter
             Capital expenditures limit        $5,000,000 per year
             Acquisition limit                 $5,000,000 per year


See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(7)     Leases Payable:

         Equipment leases payable, finance company, approximate average interest at 14.3%, are due in monthly installments through the year 2006, and are secured by food and beverage concession equipment.

        The following is a summary of the principal amounts payable over the next five years:

             2002                                               $      1,164,525
             2003                                                        980,449
             2004                                                        588,424
             2005                                                         14,134
             2006                                                          3,036
                                                                ----------------
             Total minimum lease payments                              2,750,568
             Less amount representing interest                           405,049
                                                                ----------------
             Present value of net minimum lease payments               2,345,519
             Less current maturities                                     916,302
                                                                ----------------
                                                                $      1,429,217
                                                                ================

 (8)    Income Taxes:

        For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $850,000, which expire through 2019 and are available to offset future income tax liabilities. Due to the completion of an initial public offering, there are significant limitations on the Company's ability to utilize this operating loss carryforward.

        Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                              2001           2000
                                                                         ----------------------------
               Current deferred tax asset (liability) arising from:

                 Net operating loss carryforward                         $    289,900    $    822,800
                 Accrued Vacation                                              27,200               -
                 State income taxes                                            26,600               -
                 Allowance for doubtful accounts                               14,600               -
                 AMT credit                                                    20,000               -
                 Insurance claim receivable                                   (81,500)              -
                                                                         ----------------------------
                                                                              296,800         822,800
               Less valuation allowance                                      (296,800)       (822,800)
                                                                         ----------------------------

                                                                         $          -    $          -
                                                                         ============================

               Long-term deferred tax asset (liability) arising from:

                 Depreciation and amortization                           $    845,800    $     97,060
                 Non-taxable business combination                            (195,000)       (200,000)
                                                                         ----------------------------
                                                                              650,800        (102,940)
                 Amortization of deferred tax                                  20,000           5,000
                                                                         ----------------------------
                                                                              670,800         (97,940)
               Less valuation allowance                                      (670,800)              -
                                                                         ----------------------------

                                                                         $          -    $    (97,940)
                                                                         ============================

See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(9)     Commitments and Contingencies:

         Leases
         ------

         The Company leases its office facility, and concession locations under various lease agreements expiring through 2010. Rental expense under operating leases totaled $4,523,047 and $3,577,693 for 2001 and 2000, respectively. As of December 31, 2001, future minimum rental payments required under operating leases, exclusive of additional rental payments based on concession sales and number of enplanements, are as follows:

               Year ending December 31,
                   2002                                  $      5,431,550
                   2003                                         5,479,477
                   2004                                         5,238,386
                   2005                                         4,941,672
                   2006                                         4,113,821
                   Thereafter                                   6,666,851
                                                         ----------------

                                                         $     31,871,757
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

        Capital Improvements
        --------------------

        The Company plans to make capital improvements at two of its locations. The cost of the capital improvements is estimated at approximately $3,500,000, excluding capitalized interest. The construction is expected to be completed by 2002.

See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(10)    Redeemable Common Stock:

         In connection with the business acquisition as described in Note 2, the Company issued 69,638 shares of its common stock for a portion of its purchase price. The Company agreed to permit the sellers to elect to require the Company to repurchase these shares when they are freely tradable at a price equal to the per share issuance price times the number of shares repurchased. 39,694 of these shares were redeemed for $285,003 in December 2001. 29,944 of these shares remain outstanding. Accordingly, these shares are excluded from stockholders' equity.

(11)    Common Stock:

        In September 2000, one purchase warrant was issued to an investment company in connection with a convertible debenture. The warrant entitles the holder to purchase 125,000 shares of the Company's common stock at an exercise price of $6.86 per share. The warrants are exercisable immediately and expire in September 2003.

        In January through July 2000, shareholders exercised 512,450 warrants to purchase common stock at an exercise price of $5.40 per share. The exercises generated proceeds, net of costs, totaling $2,567,898.

        In 2000, warrants to purchase 81,500 shares of stock were exercised for net proceeds of $149,425.

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

        In 2001, $1,193,642 of a convertible debenture and the associated accrued interest were converted into 1,345,003 shares of common stock. See convertible debenture at Note (5).

(12)    Stock Options:

        The Company has adopted the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorizes the issuance of 280,000 shares of the Company's common stock pursuant to the exercise of options granted thereunder. The Compensation Committee of the Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1997 Plan are exercisable at a price determined by the Compensation Committee at the time of grant, but in no event less than fair market value.

See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(12)    Stock Options, Continued:

        During the year ended December 31, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan authorized the issuance of 450,000 shares of the Company's common stock pursuant to the exercise of the options granted thereunder. All remaining terms are the same as the 1997 Plan. The Company granted 200,000 options under the 2001 Plan during the year.

        The number and weighted average exercise prices of options granted under both plans, for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001                         2000
                                                  ----------------------       ---------------------
                                                                Average                     Average
                                                                Exercise                    Exercise
                                                   Number        Price         Number        Price
                                                   ------        -----         ------        -----
        Outstanding at beginning of the year        208,500  $    4.31           223,000  $   2.89
        Exercisable at end of the year              260,666       3.19           166,000      3.88
        Granted during the year                     205,000       1.17            66,000      6.23
        Exercised during the year                         -          -            80,500      1.63
        Expired during the year                       6,000       4.07                 -         -
        Outstanding at end of the year              407,500       2.93           208,500      4.31

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

        Proforma information regarding net income (loss) and income (loss) per share under the fair value method is as follows:

                                                         Year ended               Year ended
                                                      December 31, 2001        December 31, 2000
                                                      -----------------        -----------------
       Net income (loss)                              $        586,261          $       (68,328)

       Proforma expense associated with stock
             options Under SFAS123                             211,291                  329,587
                                                      ----------------          ---------------

       Proforma net income (loss)                     $        374,970          $      (397,915)
                                                      ================          ===============

       Net income (loss) per common share             $           0.05          $         (0.07)
                                                      ================          ===============

See accompanying independent auditors' report.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(12)   Stock Options, Continued:

       The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated on the percent of time from the grant date to the end of the vesting period. The weighted-average fair value of the options on the grant date was $1.17 and $6.23 per share for 2001 and 2000, respectively. The following assumptions were used for grants in 2001 and 2000: risk free interest rates ranging from 5.68% and 6.19%, respectively, expected lives of five years; dividend yield of 0%; and expected volatility of 298.35% and 417.78%. respectively.

(13)   Warrants:

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

       At December 31, 2000, the Company had warrants outstanding that allow the holders to purchase up to 698,982 shares of common stock at exercise prices ranging from $1.38 to $13.20, expiring through November 2004.

       The number and weighted average exercise prices of the warrants for the years ended December 31, 2001 and 2000 are as follows:

                                                             2001                              2000
                                                  --------------------------         -------------------------
                                                                     Average                           Average
                                                                    Exercise                          Exercise
                                                  Number              Price          Number             Price
                                                  ------              -----          ------             -----
        Outstanding at beginning of the year         698,982         $  6.64            998,693        $ 13.61
        Outstanding at end of the year               698,982            6.64            698,982           6.64
        Exercisable at end of the year                     -               -                  -              -
        Granted during the year                            -               -            698,982           7.32
        Exercised during the year                          -               -            823,050           3.93
        Terminated during the year                         -               -            175,643           3.10

(14)    Employee Profit Sharing Plan:

     The Company has a salary reduction plan under the provision of Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have completed one full year of service with the Company. Participation in the plan is voluntary. For those employees participating, up to 15% of annual compensation may be deferred as prescribed by the Internal Revenue Code. Company contributions to the plan are discretionary. No contributions were made to the plan for the years ended December 31, 2001 and 2000.

     In November 2001, the Company entered into a private placement agreement with an entity whereby they would sell to qualified buyers and accredited investors a minimum of 10 units with a maximum of 100 units. Each unit consists of $50,000 principal amount Series A 9% Subordinated Convertible Note due December 31, 2006 and 37,500 warrants to purchase the Company's common stock, par value of $0.001 per share, at an exercise price of $2.00 per share. Subsequent to year-end and through March 2002, approximately $925,000, before expenses, was raised through the sale of these units. The Company terminated the private placement in early March 2002.

(15)    Subsequent Events:

     In January 2002, the Company agreed to sell its location in Atlantic City, New Jersey to a related party for $250,000. No gain or loss was recorded for this transaction as of December 31, 2001.

See accompanying independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT


NAME                                AGE              POSITION
----                                ---              --------
Sayed Ali                           53               Chairman of the Board of Directors,
                                                     President and Chief Financial Officer
Booker T. Graves(1)(2)              62               Director
John P. Donohue, Jr.(1)(2)          70               Director
Charles B. Radloff(2)               72               Director
Tasneem Vakharia                    40               Secretary

-------------
(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

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

NEW STOCK OPTION PLAN

In January 2001, the Company's Board or Directors adopted the 2001 Stock Option Plan for the directors, executive officers, employees and key consultants of Creative Host Services, Inc. (the "2001 Plan"). Under the 2001 Plan, a total of 450,000 shares are reserved for potential issuance upon the exercise of up to 450,000 stock options that may be granted under the Plan. A total of 200,000 stock options have been granted under the 2001 Plan to certain directors of the Company. The Company expects to grant stock options under the Plan to directors, executive officers and other qualified recipients in 2002 and in future years. The 2001 Plan was ratified by the Company's shareholders during the fiscal year ending December 31, 2001.

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

       The following table and notes set forth the annual cash compensation paid to Sayed Ali, Chairman of the Board and President of the Company.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                               ------------------------------------    ----------------------------------------
                                                                                  AWARDS                PAYOUTS
                                                                       ----------------------------     -------
                                                                                       SECURITIES
                                                           OTHER       RESTRICTED      UNDERLYING                      ALL OTHER
                                                          ANNUAL          STOCK         OPTIONS/         LTIP           COMPEN-
NAME/TITLE                     SALARY       BONUS          COMP.         AWARDS           SARS          PAYOUTS         SATION
YEAR                            $            $               $              $             #(1)             $               $
----------------               --------     ---------     ---------    ----------    --------------     -------       -----------
 Sayed Ali
      President
           2000                $148,750            --            --            --                --          --                --
           2001                $200,000            --            --            --                            --                --

       The following table sets forth the options granted to Mr. Ali during the Company's fiscal year ended December 31, 2001. The table does not include 60,000 stock options granted to Mr. Ali under the Company's 1997 Stock Option Plan pursuant to Mr. Ali's five-year employment agreement made with the Company in January 2000. See "Item 10. Executive Compensation - Employment Agreement".

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

--------------------------------------------------------------------------------------------------------------
                  Potential Realizable        Number of      Percent of Total
                Value at Assumed Annual      Securities         Options/SARS
                  Rates of Stock Price       Underlying          Granted to        Exercise or
                Appreciation for Option     Options/SARS    Employees in Fiscal    Base Price     Expiration
     Name                 Term               Granted (#)          year (%)           ($/SH)          Date
--------------------------------------------------------------------------------------------------------------
Sayed Ali       $69,600                   10,000           10,000                  $1.02          10/18/2004

       The following table summarizes the number and value of all unexercised options granted to and held by Mr. Ali at the end of 2001. Mr. Ali did not exercise any stock options in 2001.

                          FISCAL YEAR-END OPTION VALUES

                                Number of Securities                        Value of Unexercised
                                Underlying Unexercised                      In-the-Money Options
                                Option at FY-End (#)                        at FY-End ($)(1)
                           ------------------------------              ------------------------------
       Name                Exercisable      Unexercisable              Exercisable      Unexercisable
-----------------          -----------      -------------              -----------      -------------
Sayed Ali                  105,000         20,000                     $131,250         $25,000

------------
(1) Based on the closing bid price for the Company's Common Stock at the close of market on December 31, 2001 as reported by NASDAQ

EMPLOYMENT AGREEMENT

Sayed Ali, Chairman of the Board, President and Chief Executive Officer of CHST, entered into a new five-year employment agreement with CHST which commenced as of January 1, 2000. The new employment agreement provides for an annual salary for Mr. Ali of $175,000 in 2000, $200,000 in 2001, $225,000 in 2002, $248,000 in
2003 and $275,000 in 2004. Mr. Ali was also granted 60,000 additional stock options pursuant to the new employment agreement, vesting 20,000 upon grant, 20,000 in January 2001 and 20,000 in January 2002. The exercise price is 110% of the fair market value of the stock on the date of grant, and the exercise period is three years from the date of vesting. In the event of a loss of the services of Mr. Ali, CHST could be materially adversely affected because there is no assurance that CHST could obtain successor management of equivalent talent and experience.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of February 25, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise listed below, the address of each person is c/o Creative Host Services, Inc. 16955 Via Del Campo, Suite 110, San Diego, California 92127.

Name and Address of Owner                            Shares Beneficially Owned(1)
--------------------------------------               --------------------------------
                                                     Number            Percent(2)
                                                     ---------------   --------------
Sayed Ali                                            1,030,000 (3)     13.2%

Booker T. Graves                                        46,800 (4)      0.6%

John P. Donahue, Jr.                                    60,000 (4)      0.8%

Tasneem Vakharia                                        60,000 (5)      0.8%

Charles B. Radloff                                      15,000 (4)      0.2%

All officers and directors as a group                1,211,800         15.5%
  (5 persons)

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 21, 2002, are deemed outstanding for computing the percentage of the person holding such option or warrant, but are not deemed outstanding for computing the percentage of any other person. Except as pursuant to applicable community property laws, the persons named in the table having sole voting and investment power with respect to all shares of Common Stock beneficially owned.

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

(4) Includes 30,000 shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. The Company expects to grant additional stock options to the directors in 2002 under the Company's newly adopted 2001 Stock Option Plan.

(5) Consists solely of shares issuable upon the exercise of options outstanding under the Company's 1997 Stock Option Plan. The Company expects to grant additional stock options to the directors in 2002 under the Company's newly adopted 2001 Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

Exhibit No.                                Description                                 Page No.
-----------                                -----------                                 --------
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

   10.14      Food Court Agreement dated as of November 14, 1996 between the
              Company and City and County of Denver.*
   10.15 Agreement between the Company and the City and County of Denver as of November 19, 1996.*
   10.16 Agreement dated as of February 8, 1996 between the Company and the County of Orange.*
   10.17      Concession Agreement for Food and Beverage Operations at the Des
              Moines International Airport between the Company and the City of Des Moines, Iowa dated as of June 2, 1997.**
   10.18      Concession Agreement between the City of Los Angles Department of
              Airports and the Companing Covering the Operation and Management of the Food and Beverage Package #3 Concession at Ontario
              International Airport.**
   10.19      Concession Agreement and Lease between the Piedmont Triad Airport
              Authority and the Company.**
   10.20      Form of Franchise Agreement.*
   10.21 TCBY Franchise Agreement dated October 29, 1996 between TCBY Systems, Inc., and St. Clair Development Corporation.*
   10.22      Industrial Real Estate Lease between the Company and
              WHPX-S Real Estate Limited Partnership.*
   10.23      Employment Agreement between the Company and Sayed Ale, Dated
              January 1, 2000.***
   10.24      Purchase Agreement between Creative Host Services,  Inc. and Edwin
              L. Klett,  Louis Coccoli, Jr., Herbert H. Gill and the Virgil
              Gladieux marital Trust dated as of September 28, 2000.****
   10.25 Securities Purchase Agreement, dated as of September 26, 2000, between Creative Host Services, Inc. and GCA Strategic Investment
              Fund Limited.****
   10.26 Convertible Debenture, dated as of September 26,2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund
              Limited.****
   10.27      Warrant, dated as of September 26,2000, issued by Creative Host
              Services, Inc. to GCA Strategic Investment Fund Limited.****
   10.28 Registration Rights Agreement, dated as of September 26,2000, between Creative Host Services, Inc. and GCA Strategic Investment
              Fund Limited.****
   10.29      Escrow Agreement, dated as of September 26,2000, between Creative
              Host Services, Inc. and GCA Strategic Investment Fund Limited and the Law Offices of Kim T. Stephens.****
   10.30      Sysco Corporation Master Distribution Agreement dated January 3,
              2000.*****

----------
* Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-6722) on Form SB-2 filed with the SEC on April 3, 1997.

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

*****Incorporated by reference from the exhibits included in the Company's Form 10KSB/A filed with the SEC on October 16, 2001.

       (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended December 31, 2001.

              Report on Form 8-K, dated October 16, 2001, relating to the acquisition of Gladco Enterprises, Inc.

              Report on Form 8-K/A, dated February 28, 2001, relating to the acquisition of Gladco Enterprises, Inc.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 1, 2002                 CREATIVE HOST SERVICES, INC.

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

  /s/ Sayed Ali                  Chairman of the Board and     April 1, 2002
-----------------------------    President
 Sayed Ali

  /s/ Booker T. Graves           Director                      April 1, 2002
-----------------------------
 Booker T. Graves

  /s/ John P. Donohue, Jr.       Director                      April 1, 2002
-----------------------------
 John P. Donohue, Jr.

  /s/ Charles B. Radloff         Director                      April 1, 2002
-----------------------------
 Charles B. Radloff