Form 10QSB
period 2002-03-31
CREATIVE HOST SERVICES INC
filed 2002-05-15
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-22845

CREATIVE HOST SERVICES, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0169494
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

16955 Via del Campo, Suite 100
SAN DIEGO, CA 92127
(Address of principal executive offices)

(858) 675-7711
(Issuer’s telephone number, including area code)

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

YES         X             NO

As of May 13, 2002, 7,845,962 shares of the registrant’s common stock were outstanding.

Traditional Small Business Disclosure Format (check one):

YES                        NO         X

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

The following financial statements are furnished:

Balance Sheet as of March 31, 2002

Statements of Income for the three months ended March 31, 2002 and 2001

Statements of Cash Flows for the three months ended March 31, 2002 and 2001

Notes to Financial Statements

CREATIVE HOST SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET – MARCH 31, 2002—UNAUDITED

ASSETS
Current assets:
Cash	$1,562,250
Receivables, net of allowance of $33,364	575,494
Inventory	457,514
Prepaid expenses and other current assets	331,326

Total current assets		$2,926,584

Property and equipment, net of accumulated depreciation and amortization		15,864,466

Other assets:
Deposits	352,460
Goodwill, other purchased intangible assets and acquisition costs, net of accumulated amortization	4,253,854
Other assets	338,997

Total other assets		4,945,311

		$23,736,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,759,264
Current maturities of notes payable	562,286
Current maturities of leases payable	886,446
Income taxes payable	58,837

Total current liabilities		$3,266,833

Line of credit		1,215,668

Notes payable, less current maturities		1,125,127

Leases payable, less current maturities		1,363,185

Redeemable common stock		80,249

Shareholders’ equity:
Common stock; no par value, 20,000,000 shares authorized, 7,845,962 shares issued and outstanding	17,322,176
Additional paid-in capital	879,111
Accumulated deficit	(1,515,988)

Total shareholders’ equity		16,685,299

		$23,736,361

See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended March 31
	2002	2001
Revenues:
Concessions	$7,609,715	$7,334,392
Food preparation center sales	—	5,620
Franchise royalties	18,373	9,941
Other	14,370	15,000

Total revenues	7,642,458	7,364,953

Cost of goods sold	2,040,724	2,080,605

Gross profit	5,601,734	5,284,348

Operating costs and expenses:
Payroll and other employee benefits	2,332,399	2,421,347
Occupancy	1,210,745	1,161,208
Selling expenses	797,378	625,742
General & administrative expenses	369,050	356,645
Depreciation and amortization	564,132	509,395

Total operating costs and expenses	5,273,704	5,074,337

Income from operations	328,030	210,011

Gain on sale of assets to related party	(80,487)	—
Interest expense, net	145,496	200,823

Net income before taxes	263,021	9,188

Income taxes	9,500	—

Net income	$253,521	$9,188

Net income per common share, basic and diluted	$0.03	—

Weighted average outstanding shares used to calculate income per share	7,845,962	6,644,697

See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three Months Ended March 31
	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$253,521	$9,188

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	564,132	500,022
Bad debt expense in excess of provision	—	42,582
Amortization of debenture discount	13,893	41,168
Gain on sale of assets	(80,487)	—
Common stock issued for services	—	7,280

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(42,357)	(40,888)
Inventory	(5,780)	(32,478)
Prepaid expenses and other current assets	(19,478)	(133,933)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(11,482)	(415,454)
Income taxes payable	(4,180)	(49,294)

Total adjustments	414,261	(80,995)

Net cash provided by (used for) operating activities	667,782	(71,807)

Cash flows used for investing activities:
Property and equipment	(899,970)	(1,145,827)
Deposits and other assets	—	(247,102)

Net cash used for investing activities	(899,970)	(1,392,929)

Cash flows provided by (used for) financing activities:
Proceeds from notes payable	945,000	—
Proceeds from line of credit	250,000	810,886
Conversion of notes payable	—	(383,400)
Issuance of capital stock	—	383,519
Repayment on notes payable	(223,203)	(7,288)
Repayment on leases payable	(164,427)	(211,994)
Repayment on line of credit	(814,220)	—

Net cash provided by (used for) financing activities	(6,850)	591,723

Net decrease in cash	(239,038)	(873,013)
Cash, beginning of the period	1,801,288	1,713,054

Cash, end of period	$1,562,250	$840,041

See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Three Months Ended March 31
	2002	2001
Supplemental disclosure of cash flow information:
Interest paid	$120,698	$200,823

Income taxes paid	$13,680	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired and financed by capital leases	$68,539	$—

See accompanying notes to financial statements

CREATIVE HOST SERVICES, INC.

Notes to Consolidated Financial Statements

The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-KSB. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2002 and the results of operations and cash flows for the three-month period ended March 31, 2002 have been included.

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

The Company has implemented SFAS Number 142, Goodwill and Other Intangible Assets, as of the 1st Quarter of 2002 which among other things requires a reallocation of purchased, intangible assets and discontinuance of amortization of goodwill. Management has not yet completed the complex analysis required for the determination of impairment loss, if any, but does not believe that there will be a material write-down required during 2002.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WITH THE EXCEPTION OF HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS COMMENTARY ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING ANTICIPATED TRENDS IN REVENUES, THE FUTURE MIX OF COMPANY REVENUES, THE ABILITY OF THE COMPANY TO REDUCE CERTAIN OPERATING EXPENSES AS A PERCENTAGE OF TOTAL REVENUES, THE ABILITY OF THE COMPANY TO REDUCE GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF TOTAL SALES, AND THE POTENTIAL INCREASE IN NET INCOME AND CASH FLOW. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE INABILITY TO OBTAIN THE SUBSTANTIAL ADDITIONAL CAPITAL NECESSARY TO COMPLETE CONSTRUCTION OF CAPITAL IMPROVEMENTS AWARDED UNDER EXISTING CONCESSION AGREEMENTS, POSSIBLE EARLY TERMINATION OF EXISTING CONCESSION CONTRACTS, POSSIBLE DELAY IN THE COMMENCEMENT OF CONCESSION OPERATIONS AT NEWLY AWARDED CONCESSION FACILITIES, THE NEED AND ABILITY TO ATTRACT AND RETAIN QUALIFIED MANAGEMENT TO MANAGE OPERATIONS, THE NEED TO OBTAIN CONTINUING APPROVALS FROM GOVERNMENT REGULATORY AUTHORITIES, THE TERMS AND CONDITIONS OF ANY POTENTIAL MERGER OR ACQUISITION OF EXISTING AIRPORT CONCESSION OPERATIONS, AND THE PRIOR AND POTENTIAL VOLATILITY OF THE COMPANY’S STOCK PRICE, OPERATING RESULTS AND FINANCIAL CONDITION.

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

In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1995. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 95 concession locations at 24 airports. In 1996, the Company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news, gift and other services. The Company now focuses its growth through captive audience markets.

The Company had working capital (deficit) for the three months ended March 31, 2002 of $(340,250) compared to $(787,391) for the three months ended March 31, 2001. During the first two months of 2002, the Company raised $945,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. The convertible notes are convertible into a total of 900,000 shares of common stock, and 708,750 warrants to purchase common stock. The 708,750 warrants issued entitle the warrant holders to purchase a total of 708,750 additional shares of the Company’s common stock for an exercise price of $2.00 per share for a period of five years from January 29, 2002. The Company terminated the offering in early March 2002. According to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants must be registered by the Company with the Securities and Exchange Commission.

The Company received the final contract award for two concession locations in the Newark, New Jersey International Airport from the New York, New Jersey Port Authority on November 1, 2001 and has since negotiated the addition of a third concession location. The Company began renovations in the 4th quarter of 2001 and opened the first concession on May 7, 2002, with a prospective opening date sometime in the second quarter of 2002 for the remaining two locations. Total renovation expenses for the three locations combined are expected to be approximately $2,200,000.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company’s statement of operations as a percentage of total revenues. Since selling expenses and depreciation and amortization were not shown separately in 1999 and 2000, the Company has recasted the results of operations for 1999 and 2000 by separately classifying selling expenses, occupancy expenses, general and administrative expenses and depreciation and amortization. The following ratios have been recasted accordingly.

	Fiscal Year Ended December 31			Three months ended March 31
	2001	2000	1999	2002	2001
Revenues:
Concessions	100%	99%	98%	100%	100%
Food Preparation Center Sales	0	1	1	0	0
Franchise Royalties	0	0	1	0	0

Total Revenue	100%	100%	100%	100%	100%

Cost of Goods Sold	28	31	32	27	28

Gross Profit	72	69	69	73	72

Operating Costs and Expenses:
Payroll and Employee Benefits	32	32	32	30	33
Occupancy	15	15	16	16	16
Selling Expenses	9	8	9	10	8
General and Administrative	5	4	4	5	5
Depreciation and Amortization	7	6	6	7	7
Interest Expense	21	4	5	2	3
Provision for Income Taxes	0	0	0	0	0
Other (Income) Loss	0	0	0	0	0

Net Income	2%	0%	(3)%	3%	0%

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES.    The Company’s gross revenues for the three months ended March 31, 2002 were $7,642,458 compared to $7,364,953 for the three months ended March 31, 2001, an increase of $277,505 or 3.8%. Revenues from concession activities increased $275,323 ($7,609,715 as compared to $7,334,392). The increase in concession revenues was principally attributable to the opening of new locations.

COST OF GOODS SOLD.    The cost of goods sold for the three months ended March 31, 2002 were $2,040,724 compared to $2,080,605 for the three months ended March 31, 2001. As a percentage of total revenue, the cost of goods sold decreased to 26.7% from 28.3%.

OPERATING COSTS AND EXPENSES.    Operating costs and expenses for the three months ended March 31, 2002 were $5,273,704 compared to $5,074,337 for the three months ended March 31, 2001. Payroll expenses decreased to $2,332,399 for the three months ended March 31, 2002 from $2,421,347 for the three months ended March 31, 2001. As a percentage of total revenue, payroll declined to 30.5% for the three months ended March 31, 2002 from 32.9% for the three months ended March 31, 2001. The decrease in the payroll dollar amount and ratio is due to increased efficiency at the concession facilities. Occupancy expenses increased to $1,210,745 for the three months ended March 31, 2002 from $1,161,208 for the three months ended March 31, 2001. Selling expenses increased to $797,378 for the three months ended March 31, 2002 from $625,742 for the three months ended March 31, 2001. General and administrative expenses increased to $369,050 for the three months ended March 31, 2002 from $356,645 for the three months ended March 31, 2001. Depreciation and amortization expense increased to $564,132 for the three months ended March 31, 2002 from $509,395 for the three months ended March 31, 2001. As a percentage of total revenue, occupancy expenses remained at 15.8% for the three months ended March 31, 2002 from the three months ended March 31, 2001 and selling expenses increased to 10.4% for the three months ended March 31, 2002 from 8.5% for the three months ended March 31, 2001. General and administrative expenses remained at 4.8% for the three months ended March 31, 2002 from the three months ended March 31, 2001.

INTEREST EXPENSE.    Net interest expense decreased to $145,496 for the three months ended March 31, 2002 from $200,823 for the three months ended March 31, 2001.

OTHER INCOME AND EXPENSE.    Gain on sale of assets to related party in the amount of $80,487 for the three months ended March 31, 2002 resulted from the sale of assets at the Atlantic City location.

NET INCOME.    Net income for the three months ended March 31, 2002 was $253,521 compared to net income of $9,188 for the three months ended March 31, 2001. Management attributes this change to the increase in revenue and increased operating efficiencies. The Company anticipates that net income from existing operations will increase commensurate with the recovery of air travel and with cost savings that result from economies of scale and efficiencies obtained at the operating level.

EBITDA.    EBITDA increased to $892,162 for the three months ended March 31, 2002 from $719,406 for the three months ended March 31, 2001. This 24.0% increase is related to the improved operating efficiencies. The Company anticipates this trend to continue improving.

The Company does not believe that inflation has had an adverse effect on its revenues and earnings.

The Company may have additional capital requirements during 2002 and 2003 if the Company wins additional bids or acquires additional airport concession facilities or if the Company finds other suitable acquisition candidates. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of its capital requirements will depend upon the number of airport concession facilities that are subject to bid, as well as the number and size of any potential acquisition candidates that arise. There is no assurance that the Company will have sufficient capital to finance its growth or that such capital will be available on terms that are favorable to the Company or at all.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES.    The Company’s gross revenues for the three months ended March 31, 2001 were $7,364,953 compared to $4,486,782 for the three months ended March 31, 2000, an increase of $2,878,171 or 64.1%. Revenues from concession activities increased $2,888,786 ($7,334,392 as compared to $4,445,606). The increase in concession revenues was principally attributable to the acquisition of Gladco Enterprises, Inc. and the opening of new locations.

COST OF GOODS SOLD.    The cost of goods sold for the three months ended March 31, 2001 were $2,080,605 compared to $1,381,645 for the three months ended March 31, 2000. As a percentage of total revenue, the cost of goods sold decreased to 28.3% from 30.8%.

OPERATING COSTS AND EXPENSES.    Operating costs and expenses for the three months ended March 31, 2001 were $5,074,337 compared to $3,009,700 for the three months ended March 31, 2001. Payroll expenses increased to $2,241,347 for the three months ended March 31, 2001 from $1,506,765 for the three months ended March 31, 2000. As a percentage of total revenue, payroll decreased to 32.9% for the three months ended March 31, 2001 from 33.6% for the three months ended March 31, 2000. The increase in the payroll dollar amount is due to the addition of Gladco’s concession facilities. Occupancy expenses increased to $1,161,208 for the three months ended March 31, 2001 from $693,584 for the three months ended March 31, 2000. Selling expenses increased to $625,742 for the three months ended March 31, 2001 from $361,061 from the three months ended March 31, 2000. General and administrative expenses increased to $356,645 for the three months ended March 31, 2001 from $159,665 for the three months ended March 31, 2000. Depreciation and amortization expense increased to $509,395 for the three months ended March 31, 2001 from $288,626 for the three months ended March 31, 2000. As a percentage of total revenue, selling expenses increased to 8.5% for the three months ended March 31, 2001 from 8.0% for the three months ended March 31, 2000. General and administrative expenses increased to 4.8% for the three months ended March 31, 2001 from 3.6% for the three months ended March 31, 2000.

INTEREST EXPENSE.    Net interest expense increased to $200,823 for the three months ended March 31, 2001 from $164,168 for the three months ended March 31, 2000. Interest expense in the amount of $41,168 for the three months ended March 31, 2001 was a non-cash amortization of the discount on the Global Capital note.

NET INCOME/LOSS.    Net income for the three months ended March 31, 2001 was $9,188 compared to net loss of $71,790 for the three months ended March 31, 2000. Management attributes this change to the acquisition of Gladco and increased operating efficiencies.

EBITDA.    EBITDA increased to $710,033 for the three months ended March 31, 2001 from $384,063 for the three months ended March 31, 2001. This 84.9% increase is related to the acquisition of Gladco Enterprises, Inc. and increased operating efficiencies.

PART II	OTHER INFORMATION

Item 1.	Legal. Proceedings.
None.
Item 2.	Changes in Securities.
None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matter to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.
None.

(b) Reports on Form 8-K.
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE HOST SERVICES, INC.

Date: May 15, 2002	/s/ Sayed Ali

Sayed Ali, President and Chief Financial Officer