Form 10QSB
period 2002-06-30
CREATIVE HOST SERVICES INC
filed 2002-08-14
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2002

    [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the transition period from ________ to _________.

    Commission file number 000-22845

                        CREATIVE HOST SERVICES, INC.
                        ----------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

          California                                    33-0169494
  -------------------------------                   ------------------
  (State or Other Jurisdiction of                   (IRS Employer
   Incorporation or Organization)                    Identification No.)


             16955 Via Del Campo, Suite 110, San Diego, CA 92127
           ---------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (858) 675-7711
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 7,845,962 shares of issuer's no par value Common Stock were outstanding as of August 13, 2002.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                INDEX

                    CREATIVE HOST SERVICES, INC.


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Consolidated Balance Sheet - June 30, 2002 (Unaudited)               3

    Consolidated Statements of Income (Unaudited) for the
      Three Months and Six Months ended June 30, 2002 and
      June 30, 2001                                                      4

    Consolidated Statement of Cash Flows (Unaudited) for
      the Six Months ended June 30, 2002 and June 30, 2001               5

    Notes to Consolidated Financial Statements                           7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  11

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Shareholders.              18

  Item 6. Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                              19

Item 1. Financial Statements

                        CREATIVE HOST SERVICES, INC.
                   CONSOLIDATED BALANCE SHEET - UNAUDITED
                              JUNE 30, 2002

                                ASSETS
Current Assets:
 Cash                                                     $  1,964,105
 Receivables, net of allowance of $34,114                      640,472
 Inventory                                                     502,233
 Prepaid expenses and other current assets                     526,982
                                                           -----------
        Total current assets                                 3,633,792
                                                           -----------
Property and equipment, net of accumulated
    depreciation and amortization                           16,628,304
                                                           -----------
Other assets:
 Deposits                                                      143,006
 Goodwill and acquisition costs, net of
   accumulated amortization                                  4,330,778
 Other assets                                                  401,459
                                                           -----------
        Total other assets                                   4,875,243
                                                           -----------
TOTAL ASSETS                                              $ 25,137,339
                                                           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                    $  1,896,673
 Current maturities of notes payable                           506,233
 Current maturities of capital lease obligations             1,228,568
 Income taxes payable                                          100,966
                                                           -----------
        Total current liabilities                            3,732,440
                                                           -----------
Line of credit                                               1,021,484
Other long-term liabilities                                    199,810
Notes payable, less current maturities                         948,824
Capital lease obligations, less current maturities           1,920,379
Redeemable common stock,
 29,944 shares issued and outstanding                           80,249

Shareholders' equity:
 Common Stock; no par value, 20,000,000 shares
   authorized, 7,845,962 shares issued and outstanding      16,924,900
 Additional paid-in capital                                  1,288,386
 Accumulated deficit                                         (979,133)
                                                            ----------
        Total shareholders' equity                          17,234,153
                                                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $25,137,339
                                                            ==========

See accompanying notes to consolidated financial statements - unaudited.



                           CREATIVE HOST SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED


                                  Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                   -----------------------   -------------------------
                                      2002         2001         2002          2001
                                   ----------   ----------   -----------   -----------
Revenues:
 Concessions                       $8,958,290   $8,096,511   $16,568,005   $15,430,903
 Franchise royalties                    6,137        9,409        24,510        19,350
 Other                                 12,372       14,599        26,742        35,219
                                    ---------    ---------    ----------    ----------
     Total revenues                 8,976,799    8,120,519    16,619,257    15,485,472
                                    ---------    ---------    ----------    ----------

Operating costs and expenses:
 Cost of goods sold                 2,387,911    2,331,376     4,428,635     4,411,981
 Payroll and other employee
   benefits                         2,579,916    2,556,802     4,912,315     4,978,149
 Occupancy                          1,384,943    1,231,569     2,595,688     2,392,777
 Selling expenses                     946,618      686,792     1,743,996     1,312,534
 General and administrative
   expenses                           389,865      369,665       808,915       726,310
 Depreciation and amortization        522,239      516,378     1,030,844     1,025,773
                                    ---------    ---------    ----------    ----------
     Total operating costs
       and expenses                 8,211,492    7,692,582    15,520,393    14,847,524
                                    ---------    ---------    ----------    ----------

Income from operations                765,307      427,937     1,098,864       637,948

Gain on sale of assets to
  related party                             -            -       (80,487)            -

Interest expense, net                 165,463      174,264       310,959       375,087
                                    ---------    ---------    ----------    ----------
Income before taxes                   599,844      253,673       868,392       262,861

Income taxes                           68,515        7,686        78,015         7,686
                                    ---------    ---------    ----------    ----------
Net Income                         $  531,329   $  245,987   $   790,377   $   255,175
                                    =========    =========    ==========    ==========

Net income per share:
Basic                              $     0.07   $     0.03   $      0.10   $      0.04
                                    =========    =========    ==========    ==========
Diluted                            $     0.06   $     0.03   $      0.10   $      0.04
                                    =========    =========    ==========    ==========

Weighted average outstanding
 Shares:
Basic                               7,845,962    7,107,967     7,840,990     6,919,724
                                    =========    =========    ==========    ==========
Diluted                             8,816,492    7,107,967     8,640,764     6,919,724
                                    =========    =========    ==========    ==========

See accompanying notes to consolidated financial statements - unaudited.

                         CREATIVE HOST SERVICES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
Operating activities:
  Net income                                       $   790,377   $   255,175
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   1,030,844     1,025,773
     Bad debt expense                                        -        37,803
     Amortization of debenture discount                 34,669        87,570
     Gain on sale of assets                            (80,487)            -
     Common stock used for services                          -         7,280

  Changes in assets and liabilities:
     Accounts receivable                              (107,335)       30,787
     Inventory                                         (50,499)      (27,561)
     Prepaid expenses and other current assets        (215,134)     (355,272)
     Deposits and other assets                         183,869      (213,644)
     Accounts payable and accrued expenses              25,927      (679,272)
     Income taxes payable                               34,949       (74,424)
     Long-term liabilities                             199,810             -
                                                    ----------    ----------
       Net cash provided by operating
        activities                                   1,849,990        94,215
                                                    ----------    ----------
Investing activities:
  Purchases of property and equipment               (1,009,403)   (1,509,235)
  Acquisition costs                                    (58,659)            -
                                                     ----------    ----------
       Net cash used in investing activities        (1,068,062)   (1,509,235)
                                                    ----------    ----------
Financing activities:
  Proceeds from notes payable                          945,000             -
  Proceeds from line of credit                       1,232,076     1,210,886
  Retire redeemable common stock                             -      (142,502)
  Issuance of capital stock                             12,000
  Payments on notes payable                           (376,336)      (68,791)
  Payments on capital lease obligations               (441,371)     (374,787)
  Payments on line of credit                        (1,990,480)            -
                                                    ----------    ----------
       Net cash (used in) provided
        by financing activities                      (619,111)      624,806
                                                    ----------    ----------
Net increase (decrease) in cash                        162,817      (790,214)
Cash, beginning of the period                        1,801,288     1,713,054
Cash, end of the period                            $ 1,964,105   $   922,840
                                                    ==========    ==========


See accompanying notes to consolidated financial statements - unaudited.

                        CREATIVE HOST SERVICES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Continued)


                                                       Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
Supplemental disclosure of cash
 flow information:

  Interest paid                                    $   289,455   $   266,115
                                                    ==========    ==========
  Income taxes paid                                $   135,066   $    86,292
                                                    ==========    ==========

Supplemental disclosure of non-cash
 investing and financing activities:

  Equipment acquired and financed by
   capital leases                                  $ 1,244,799   $    21,989
                                                    ==========    ==========
  Equipment acquired and financed by
   a note                                          $         -        12,223
                                                    ==========    ==========
  Equity feature of discount on notes              $   409,276   $         -
                                                    ==========    ==========
  Common stock issued in exchange for
   services                                        $         -   $    40,050
                                                    ==========    ==========
  Common stock redeemed for a note                 $         -   $   142,501
                                                    ==========    ==========
  Assets sold by settling a contractual
   liability                                       $   250,000   $         -
                                                    ==========    ==========
  Notes payable and accrued interest
   converted to common stock                       $         -   $   982,595
                                                    ==========    ==========



See accompanying notes to consolidated financial statements - unaudited.


                                                                 Page 6 0f 19

                        CREATIVE HOST SERVICES, INC.

Notes to Consolidated Financial Statements - Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Creative Host Services, Inc. and its wholly-owned subsidiaries (the "Company") without audit, in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of operations and cash flows for the three month and six month periods ended June 30, 2002 have been included. Results for the interim periods presented in this report are not necessarily indicative of results, which may be reported for any other interim period or for the entire fiscal year.

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

2.  NOTE RECEIVABLE FROM RELATED PARTY

In April, 2002, the Company loaned $55,000 to the Company's Chief Executive Officer at 8.5% interest, due in monthly payments of $2,500, through April 2004. At June 30, 2002, no payments under the note had been received; however, as of August 12, 2002, all principal and interest was current on the note.

3.  GOODWILL

Effective for 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assts." SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing. Previously recognized goodwill is to be initially tested for impairment as of the beginning of 2002. At June 30, 2002, the Company had goodwill of $4,291,119, all of which was related to the acquisition of Gladco Enterprises, Inc. and related entities in October 2000. As required by SFAS No. 142, the Company completed the transitional impairment test for goodwill in connection with preparation of its June 30, 2002 consolidated financial statements. The Company identified one reporting unit for the purpose of this transitional impairment test. The transitional impairment test requires the comparison of the carrying amount of the net assets of the reporting unit, including goodwill, to the fair value of the reporting unit. As of June 30, 2002, there was no impairment indicated.

The following sets forth a reconciliation of net income and income per share information for the six month periods ended June 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.


                                               Six Months Ended
                                                   June 30,
                                             ---------------------
                                               2002         2001
                                             --------    --------

       Reported net income                   $790,377    $255,175
       Add back: goodwill amortization
        net of tax effect                           -     108,229
                                             --------    --------
       Adjusted net income                   $790,377    $363,404
                                              =======     =======

       Basic income per share:
       Reported net income                   $    .10    $    .04
       Goodwill amortization
        net of tax effect                           -         .02
                                              -------     -------
       Adjusted net income                   $    .10    $    .06
                                              =======     =======

       Diluted income per share:
       Reported net income                   $    .10    $    .04
       Goodwill amortization
        net of tax effect                           -         .02
                                              -------     -------
       Adjusted net income                   $    .10    $    .06
                                              =======     =======

4.  NOTES PAYABLE

In a private placement during the three months ended March 31, 2002, the Company issued 18.9 units, with each Unit consisting of one $50,000 principal amount Series A 9% Subordinated Convertible Note and 37,500 warrants for common stock exercisable at $2.00 per share until November 21, 2006. The notes are convertible into a total of 900,000 shares of the Company's common stock. Interest is due quarterly and the notes are fully due and payable on December 31, 2006.

The notes and the warrants were recorded at their relative fair values, with the portion allocated to the warrants accounted for as paid-in capital. Another portion of the proceeds was allocated to the embedded beneficial conversion feature of the notes and will be amortized as interest expense over the term of the notes.

At June 30, 2002, $570,414, net of unamortized discount of $374,586, is included in notes payable related to this offering.

5.  CAPITAL LEASE OBLIGATIONS

During May and June 2002, the Company entered into capital lease obligations totaling $1,176,260 to finance the purchase of equipment. The leases expire in April and May 2005 and bear interest at rates between 8% and 9 1/4 %.

6.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding (including redeemable shares) during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible notes, warrants and options to purchase common stock) were converted or exercised into common stock. Potential common shares in the diluted computation are excluded when their effect would be anti-dilutive.

The following table provides a reconciliation from the basic to the diluted net income per share for the three and six-month periods ended June 30, 2002 and 2001.

                                   Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   ------------------      ------------------
                                     2002       2001        2002       2001
                                   --------   --------    --------   --------
   Numerator:
   Net income                     $ 531,329  $ 245,987   $ 790,377  $ 255,175
   Add: Interest and accretion
    of discount related to
    convertible notes, net of
    tax                              42,050         -       66,798          -
                                   --------   -------     --------   --------
   Net income for diluted
    income per share              $ 573,379  $ 245,987   $ 857,175  $ 255,175
                                   ========   ========    ========   ========

   Denominator:
   Basic:
   Weighted average common
    shares outstanding            7,845,962  7,107,967   7,840,990  6,919,724

   Effect of dilutive securities:
   Convertible notes                900,000          -     760,773          -
   Warrants                           6,037          -       4,789          -
   Options                           64,493          -      34,212          -
                                  ---------  ---------   ---------  ---------
   Shares for diluted net
    income per share              8,816,492  7,107,967   8,640,764  6,919,724
                                  =========  =========   =========  =========

For the three-month periods ended June 30, 2002 and 2001, options to purchase 188,500 and 349,500 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be antidilutive. For the six-month periods ended June 30, 2002 and 2001, options to purchase 236,000 and 349,500 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be antidilutive.

For the three-month periods ended June 30, 2002 and 2001, warrants to purchase 1,427,732 and 718,982 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be antidilutive. For the six-month periods ended June 30, 2002 and 2001, warrants to purchase 1,427,732 and 718,982 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be antidilutive.

7.  INCOME TAX PROVISION

The Company's income tax provision for the six month period ended June 30, 2002 consists primarily of state income tax expense. The federal tax provision has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset. The Company will continue to analyze the realizability of its deferred tax asset and will reverse the remaining valuation allowance when it becomes more likely than not that this asset will be realized.

8.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement was effective January 2002. The Company stopped amortizing goodwill effective January 1, 2002. The Company completed its transitional impairment test in the second quarter 2002, which indicates no impairment of existing goodwill.

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the Company would capitalize the cost, thereby increasing the carrying amount of the related asset. The Company would depreciate the capitalized asset retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the Company incurs a gain or loss. The statement is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption to have a material impact on our financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This new standard had no impact on the Company's financial position or results of operations at adoption.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report, and other reports issued by the Company, contain statements that are forward looking. The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements and include, but are not limited to, statements relating to anticipated trends in revenues, plans for future expansion and other business development activities, including acquisition of new concessions as well as other capital spending, financing sources, the effects of regulation and competition, and the ability to increase net income and cash flow Such forward-looking information involves numerous risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to additional capital necessary to complete construction of capital improvements awarded under existing and future concession agreements, possible early termination of concession contracts, possible delay in the commencement of concession operations at newly awarded concession facilities, the need and ability to attract and retain qualified management, governmental regulatory requirements including applications for licenses and approvals under applicable jurisdictional laws and regulations, the terms and conditions of any potential merger or acquisition of existing airport concession operations, the volatility of the Company's stock price and of securities markets in general, domestic and international economic conditions, debt service (including sensitivity to fluctuations in interest rates), the impact of terrorism and war on tourism and airline travel, and other factors discussed in the Company's Form 10-KSB for the year ended December 31, 2001.


OVERVIEW

The Company commenced business in 1987 as an owner, operator and franchiser of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has one restaurant franchise that operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The Company has not sold a new franchise since 1994.

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

The Company had a working capital deficit of $98,648 at June 30, 2002 compared to a deficit of $257,188 at June 30, 2001. During the first quarter of 2002, the Company raised $945,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. The convertible notes are convertible into a total of 900,000 shares of common stock, and the 708,750 warrants issued entitle the warrant holders to purchase a total of 708,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from January 29, 2002. Additionally, the Company issued warrants to the brokers equivalent to 10% of the units issued in the private placement at an exercise price of $50,000 per unit for a period of five years from January 29, 2002. If these warrants are exercised, the Company agreed to issue warrants to the brokers that entitle them to purchase 70,875 additional shares of common stock. The Company terminated the offering in early March 2002. According to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants must be registered by the Company with the Securities and Exchange Commission.

The Company received the final contract award for two concession locations in the Newark, New Jersey International Airport from the New York, New Jersey Port Authority on November 1, 2001 and has since negotiated the addition of a third concession location. The Company began renovations in the 4th quarter of 2001 and opened the first concession on May 7, 2002 and the second concession on June 19, 2002. The prospective opening date for the third location is projected for the third quarter of 2002. Total renovation expenses for the three locations combined are expected to be approximately $2,200,000.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's statement of operations as a percentage of total revenues.


                              Three months ended       Six months ended
                                   June 30,                June 30,
                              ------------------      -----------------
                               2002       2001          2002      2001
                              ------     ------        ------    ------
Revenues:
Concessions                    99.8%      99.7%         99.8%     99.7%
Franchise royalties             0.1        0.1           0.1       0.1
Other                           0.1        0.2           0.1       0.2

Total Revenue                 100.0%     100.0%        100.0%    100.0%

Operating costs and
 expenses:
Cost of goods sold             26.6       28.7          26.6      28.5
Payroll and employee
 benefits                      28.8       31.4          29.5      31.2
Occupancy                      15.4       15.2          15.6      15.5
Selling expenses               10.6        8.5          10.5       8.5
General and
 administrative                 4.3        4.6           4.9       4.7
Depreciation and
 amortization                   5.8        6.4           6.2       6.6
Gain on sale of assets          0.0        0.0           0.5       0.0
Interest expense, net           1.8        2.1           1.9       2.4
Provision for
 income taxes                   0.8        0.1           0.5       0.0

Net Income                      5.9%       3.0%          4.8%      1.6%


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES. The Company's revenues for the three months ended June 30, 2002 were $8,976,799 compared to $8,120,519 for the three months ended June 30, 2001, an increase of $856,280 or 10.5%. Revenues from concession activities increased $861,779 ($8,958,290 as compared to $8,096,511). The increase in concession revenues was principally attributable to the opening of new locations.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2002 were $8,211,492 compared to $7,692,582 for the three months ended June 30, 2001. Cost of goods sold for the three months ended June 30, 2002 were $2,387,911 compared to $2,331,376 for the three months ended June 30, 2001. As a percentage of total revenue, cost of goods sold decreased to 26.6% from 28.7% primarily due to increased efficiencies. Payroll and employee benefits expenses increased to $2,579,916 for the three months ended June 30, 2002 from $2,556,802 for the three months ended June 30, 2001. As a percentage of total revenue, payroll and employee benefits decreased to 28.8% for the three months ended June 30, 2002 from 31.4% for the three months ended June 30, 2001. The increase in the payroll and employee benefits dollar amount is due to the addition of new concession facilities at the Newark, New Jersey site. Occupancy expenses increased to $1,384,943 for the three months ended June 30, 2002 from $1,231,569 for the three months ended June 30, 2001 primarily due to the addition of new concession facilities. Selling expenses increased to $946,618 for the three months ended June 30, 2002 from $686,792 for the three months ended June 30, 2001. As a percentage of total revenue, selling expenses increased to 10.6% for the three months ended June 30, 2002 from 8.5% for the three months ended June 30, 2001. The increase in the selling expenses is due to the addition of new concession facilities. General and administrative expenses increased to $389,865 for the three months ended June 30, 2002 from $369,665 for the three months ended June 30, 2001. As a percentage of revenue, general and administrative expenses decreased to 4.3% for the three months ended June 30, 2002 from 4.6% for the three months ended June 30, 2001. Depreciation and amortization expense increased to $522,239 for the three months ended June 30, 2002 from $516,378 for the three months ended June 30, 2001. This was due to the depreciation related to new concessions offset by the discontinuance of the amortization of goodwill.

INTEREST EXPENSE, NET. Interest expense decreased to $165,463 for the three months ended June 30, 2002 from $174,264 for the three months ended June 30, 2001. The decrease is due primarily to the retirement of a high-interest note in the third quarter of 2001 using a lower-interest note.

NET INCOME/LOSS. Net income for the three months ended June 30, 2002 was $531,329 compared to $245,987 for the three months ended June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES. The Company's revenues for the six months ended June 30, 2002 were $16,619,257 compared to $15,485,472 for the six months ended June 30, 2001, an increase of $1,133,785 or 7.3%. Revenues from concession activities increased $1,137,102 ($16,568,005 as compared to $15,430,903). The increase in concession revenues was principally attributable to the opening of new locations.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2002 were $15,520,393 compared to $14,847,524 for the six months ended June 30, 2001. Cost of goods sold for the six months ended June 30, 2002 were $4,428,635 compared to $4,411,981 for the six months ended June 30, 2001. As a percentage of total revenue, cost of goods sold decreased to 26.6% from 28.5% primarily due to increased efficiencies. Payroll and employee benefits expenses decreased to $4,912,315 for the six months ended June 30, 2002 from $4,978,149 for the six months ended June 30, 2001. As a percentage of total revenue, payroll and employee benefits declined to 29.5% for the six months ended June 30, 2002 from 32.2% for the six months ended June 30, 2001. The decrease in the payroll and employee benefits dollar amount and ratio is due to increased efficiency at the concession facilities. Occupancy expenses increased to $2,595,688 for the six months ended June 30, 2002 from $2,392,777 for the six months ended June 30, 2001. As a percentage of total revenue, occupancy expenses increased to 15.6% for the six months ended June 30, 2002 from 15.5% for the six months ended June 30, 2001. The increase in occupancy expenses is due primarily to the opening of new locations. Selling expenses increased to $1,743,996 for the six months ended

June 30, 2002 from $1,312,534 for the six months ended June 30, 2001. As a percentage of total revenue, selling expenses increased to 10.5% for the six months ended June 30, 2002 from 8.5% for the six months ended June 30, 2001. The increase in selling expenses is due primarily to the opening of new locations. General and administrative expenses increased to $808,915 for the six months ended June 30, 2002 from $726,310 for the six months ended June 30, 2001. As a percentage of revenue, general and administrative expenses increased to 4.9% for the six months ended June 30, 2002 from 4.7% for the six months ended June 30, 2001. The increase in general and administrative expenses is due primarily to increases in professional fees and insurance. Depreciation and amortization expense increased to $1,030,844 for the six months ended June 30, 2002 from $1,025,773 for the six months ended June 30, 2001, due to the depreciation related to new concessions offset by the discontinuance of the amortization of goodwill.

INTEREST EXPENSE, NET. Interest expense decreased to $310,959 for the six months ended June 30, 2002 from $375,087 for the six months ended June 30, 2001. The decrease is due primarily to the retirement of a high-interest note in the third quarter of 2001 using a lower-interest note.

OTHER INCOME AND EXPENSE. Gain on sale of assets in the amount of $80,487 for the six months ended June 30, 2002 resulted from the sale of assets at the Atlantic City location to a related party during the first quarter of 2002.

NET INCOME. Net income for the six months ended June 30, 2002 was $790,377 compared to net income of $255,175 for the six months ended June 30, 2001. Management attributes this change to the increase in revenue and increased operating efficiencies. The Company anticipates that net income from existing operations will increase commensurate with the recovery of air travel and with cost savings that result from economies of scale and efficiencies obtained at the operating level.

The Company does not believe that inflation has had an adverse effect on its revenues and earnings.

Historically, we have experienced seasonal variability in our quarterly operating results with higher concessions revenue in the second and third quarters than in the first and fourth quarters. The higher concessions revenues in our second and third quarters improve profitability by increasing revenues and reducing the impact of our fixed costs. This seasonal impact on our operating results is expected to continue.


LIQUIDITY AND CAPITAL RESOURCES

We have funded our capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. We generated $1,849,990 and $94,215 in cash flow from operating activities for the six months ended June 30, 2002 and 2001, respectively. Net cash from operating activities for the six months ended June 30, 2002 is attributable primarily to net income of $790,377, depreciation and amortization of $1,030,844 and deposits and other assets of $183,870, partially offset by increases in accounts receivable of $107,335 and prepaid expenses and other current assets of $215,134.

Net cash used in investing activities was $1,068,062 for the six months ended June 30, 2002, compared to net cash used in investing activities of $1,509,235 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 included $1,009,403 of purchases of property and equipment.

Net cash used by financing activities was $619,111 for the six months ended June 30, 2002, compared to net cash provided by financing activities of $624,806 for the six months ended June 30, 2001. Net cash provided by financing activities for the six months ended June 30, 2002 included the issuance of convertible debt of $945,000 and proceeds from our line of credit of $1,232,076, offset by payments on notes payable, capital lease obligations and line of credit of $376,336, $441,371, and $1,990,480, respectively. Net cash provided by financing activities for the six months ended June 30, 2001 included proceeds from our line of credit of $1,210,886, partially offset by a payment to retire redeemable common stock of $142,502 and payments on capital lease obligations of $374,787.

During the first two months of 2002, we raised $945,000 of capital in a private placement of convertible notes and warrants. During May and June of 2002, we financed equipment through capital lease obligations totaling $1,176,260. We expect to meet the balance of our capital requirement for 2002 through additional capital lease obligations, senior debt and cash provided by operating activities.

When we are awarded a new concession facility, we are generally committed to expend a negotiated amount for capital improvements to the facility. In addition, we are responsible for acquiring equipment necessary to conduct its operations. As a result, we incur substantial costs for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of 10 years, providing us an opportunity to recover our capital expenditures. Substantially all of our concession locations have been obtained in the past four years, which has resulted in significant capital needs. As a result, we have been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. We intend to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that we have experienced over the past two years. Accordingly, to the extent we are successful in securing new concession contracts, we will continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements.

We anticipate capital requirements of approximately $3.5 million in fiscal 2002 to complete the construction of improvements at concession facilities that we have already been awarded. This includes approximately $2.2 million for the three concession locations the Company has been awarded at the Newark, New Jersey International Airport and approximately $1.3 million at other existing concession locations. $2.3 million has been spent through June 30, 2002. Should the Company fail to raise the capital necessary to complete the construction of these improvements, the Company would be at risk of potentially losing the related contract.

We may have more capital requirements than anticipated during 2002 if we win additional bids or acquire additional airport concession facilities. We are continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of our capital requirements will depend upon the number of airport concession facilities that are subject to bid, as well as the number and size of any potential acquisition candidates that arise. We cannot be certain that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the Company's annual consolidated financial statements included in its Form 10-KSB includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Certain critical accounting policies and methods that affect the amounts recorded in the consolidated financial statements include the Company's revenue recognition policy, the accounting for goodwill and the accounting for deferred income taxes.

Other than the change in accounting for goodwill described below and in Note 3, these accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used.

New Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement was effective January 2002. The Company stopped amortizing goodwill effective January 1, 2002. The Company completed its transitional impairment test in the second quarter 2002, which indicates no impairment of existing goodwill.

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the Company would capitalize the cost, thereby increasing the carrying amount of the related asset. The Company would depreciate the capitalized asset retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the Company incurs a gain or loss. The statement is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption to have a material impact on our financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This new standard had no impact on the Company's financial position or results of operations at adoption.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.




                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Shareholders.

The Annual Meeting of Stockholders of the Company was held on June 28, 2002, at the Radisson Hotel, 11520 West Bernardo Court, San Diego, California 92127. At that meeting, all of management's nominees: Sayed Ali, John P. Donohue, Jr., Booker T. Graves and Charles B. Radloff, were elected as Directors of the Company to serve until the next Annual Meeting, with each nominee receiving in excess of 98% of the shares voted. At that Meeting, the shareholders also voted in favor of the ratification of the selection of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 2002, commencing in the second fiscal quarter of 2002. A tabulation of the vote follows:

Proposal (1) - Directors:                Votes For      Against
                                         ---------      -------
   Sayed Ali                             7,235,653       96,907
   John P. Donohue                       7,241,653       90,907
   Booker T. Graves                      7,240,653       91,907
   Charles B. Radloff                    7,241,753       90,907

Proposal (2) - Accountants:              Votes For      Against    Abstained
                                         ---------      -------    ---------
   Deloitte & Touche LLP                 7,321,069       10,491      1,000

                                                                Page 18 0f 19

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K - Registrant filed the following reports on Form 8-K and during the quarter for which this report is filed:

Date of Report         Item Reported              Description
--------------         -------------              ------------

May 17, 2002           Item 4. Changes in         Resignation of Stonefield
                       Registrant's Certifying    Josephson, Inc.; engagement
                       Accountant                 of Deloitte & Touche LLP

June 25, 2002          Item 4. Changes in         Amendment to Form 8-K
                       Registrant's Certifying    Report dated May 17, 2002.
                       Accountant




                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: August 13, 2002                     by /s/ Sayed Ali
                                             ----------------------------
                                             Sayed Ali, President and
                                             Chief Financial Officer