Form 10QSB
period 2002-09-30
CREATIVE HOST SERVICES INC
filed 2002-11-19
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2002

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 8,006,210 shares of the issuer's no par value Common Stock were outstanding as of November 11, 2002.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                INDEX

                    CREATIVE HOST SERVICES, INC.


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet - September 30, 2002 (Unaudited)  3

    Condensed Consolidated Statements of Income (Unaudited) for the
      Three Months and Nine Months ended September 30, 2002 and 2001       4

    Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the Nine Months ended September 30, 2002 and 2001                    6

    Notes to Unaudited Condensed Consolidated Financial Statements         8

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   14

  Item 3. Controls and Procedures                                         25

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                26

Item 1. Financial Statements

                        CREATIVE HOST SERVICES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                              SEPTEMBER 30, 2002

                                ASSETS
Current Assets:
 Cash                                                     $  1,974,950
 Receivables, net of allowance of $91,315                      520,578
 Current maturities of note receivable
   from related party                                           30,000
 Inventory                                                     509,870
 Prepaid expenses and other current assets                     501,796
                                                           -----------
        Total current assets                                 3,537,194
                                                           -----------
Property and equipment, net of accumulated
    depreciation and amortization                           16,643,796
                                                           -----------
Other assets:
 Deposits                                                      138,006
 Note receivable from related party,
   less current maturities                                      14,297
 Goodwill and acquisition costs, net of
   accumulated amortization                                  4,387,589
 Other assets                                                  423,422
                                                           -----------
        Total other assets                                   4,963,314
                                                           -----------
TOTAL ASSETS                                              $ 25,144,304
                                                           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                    $  1,927,262
 Current maturities of notes payable                           556,641
 Current maturities of capital lease obligations             1,230,391
 Income taxes payable                                          118,420
                                                           -----------
        Total current liabilities                            3,832,714

Line of credit                                               1,110,984
Other long-term liabilities                                    211,575
Notes payable, less current maturities                         873,495
Capital lease obligations, less current maturities           1,537,033
Redeemable common stock,
 29,944 shares issued and outstanding                           80,249
                                                           -----------
        Total liabilities                                    7,646,050
                                                           -----------
Shareholders' equity:
 Common Stock; no par value, 20,000,000 shares
   authorized, 8,006,210 shares issued and outstanding      17,031,042
 Additional paid-in capital                                  1,245,076
 Accumulated deficit                                          (777,864)
                                                            ----------
        Total shareholders' equity                          17,498,254
                                                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $25,144,304
                                                            ==========

       See accompanying notes to the unaudited condensed consolidated financial statements.

                           CREATIVE HOST SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED


                                 Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                  -----------------------   -------------------------
                                     2002         2001         2002          2001
                                  ----------   ----------   -----------   -----------
                                             (As restated-              (As restated-
                                               see Note 9)                see Note 9)
Revenues:
 Concessions                      $9,080,836   $7,683,645   $25,648,841   $23,114,548
 Franchise royalties                  14,186       16,980        38,696        36,330
 Other                                 9,172       14,562        35,914        49,781
                                   ---------    ---------    ----------    ----------
     Total revenues                9,104,194    7,715,187    25,723,451    23,200,659
                                   ---------    ---------    ----------    ----------

Operating costs and expenses:
 Cost of goods sold                2,492,435    2,243,342     6,921,070     6,655,323
 Payroll and other employee
   benefits                        2,801,985    2,447,777     7,853,242     7,425,926
 Occupancy                         1,422,322    1,202,921     4,018,010     3,595,698
 Selling expenses                    816,004      744,533     2,326,058     2,057,067
 General and administrative
   expenses                          458,937      354,465     1,362,852     1,080,775
 Depreciation and amortization       555,647      541,541     1,586,491     1,567,314
                                   ---------    ---------    ----------    ----------
     Total operating costs
       and expenses                8,547,330    7,534,579    24,067,723    22,382,103
                                   ---------    ---------    ----------    ----------

Income from operations               556,864      180,608     1,655,728       818,556

Loss on sale of assets                     -      100,821             -       100,821
Gain on sale of assets to
  related party                            -            -       (80,487)            -
Interest expense, net                181,610      161,009       492,569       536,096
                                   ---------    ---------    ----------    ----------
Income (loss) before taxes           375,254      (81,222)    1,243,646       181,639

Income taxes                          30,985        4,357       109,000        12,043
                                   ---------    ---------    ----------    ----------
Income (loss) before
  extraordinary item                 344,269      (85,579)    1,134,646       169,596

Extraordinary item:
Gain on extinguishment of debt - net       -      128,261             -       128,261
                                   ---------    ---------    ----------    ----------

Net Income                        $  344,269   $   42,682   $ 1,134,646   $   297,857
                                   =========    =========    ==========    ==========

                                                                 (Continued)


                           CREATIVE HOST SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                                   (Continued)


                                 Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                  -----------------------   -------------------------
                                     2002         2001         2002          2001
                                  ----------   ----------   -----------   -----------
                                             (As restated-              (As restated-
                                               see Note 9)                see Note 9)
Net income (loss) per share:
  Basic
    Income (loss) before
      extraordinary item           $     0.04   $    (0.01)  $      0.14   $      0.02
    Extraordinary item                      -         0.02             -          0.02
                                    ---------    ---------    ----------    ----------
    Net income per share           $     0.04   $     0.01   $      0.14   $      0.04
                                    =========    =========    ==========    ==========
  Diluted
    Income (loss) before
      extraordinary item           $     0.04   $    (0.01)  $      0.14   $      0.02
    Extraordinary item                      -         0.02             -          0.02
                                    ---------    ---------    ----------    ----------
    Net income per share           $     0.04   $     0.01   $      0.14   $      0.04
                                    =========    =========    ==========    ==========

Weighted average number of shares
 outstanding:
Basic                               7,924,613    7,894,000     7,878,060     7,252,083
                                    =========    =========    ==========    ==========
Diluted                             8,023,959    7,931,547     7,936,246     7,284,456
                                    =========    =========    ==========    ==========


                                                                  (Concluded)


              See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                         CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
Operating activities:
  Net income                                       $ 1,134,646   $   297,857
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   1,586,491     1,567,314
     Bad debt expense                                   57,330       (26,476)
     Amortization of debenture discount                 88,640       110,621
     (Gain) loss on sale of assets                     (80,487)      100,822
     Gain on extinguishment of debt                          -      (128,261)

  Changes in assets and liabilities:
     Receivables                                       (44,771)        3,637
     Inventory                                         (58,136)       28,214
     Prepaid expenses and other current assets        (189,948)     (353,903)
     Deposits and other assets                         139,670      (169,018)
     Accounts payable and accrued expenses              13,516      (990,787)
     Income taxes payable                               55,403       (62,124)
     Long-term liabilities                             211,575             -
                                                    ----------    ----------
       Net cash provided by operating activities     2,913,929       377,896
                                                    ----------    ----------
Investing activities:
  Purchases of property and equipment               (1,553,664)   (1,935,847)
  Proceeds from sale of assets                               -       364,362
  Acquisition costs                                   (103,470)            -
  Note receivable from related party                   (55,000)            -
  Payments on note receivable from related party        10,703             -
                                                     ----------    ----------
       Net cash used in investing activities        (1,701,431)   (1,571,485)
                                                    ----------    ----------
Financing activities:
  Proceeds from notes payable                          909,000     1,268,000
  Proceeds from line of credit                       1,232,076     1,322,888
  Issuance of common stock                               6,500             -
  Payments on notes payable                           (462,538)   (1,070,079)
  Payments on capital lease obligations               (822,894)     (705,969)
  Payments on line of credit                        (1,900,980)     (373,000)
  Net cash paid for retirement of beneficial
    conversion feature                                       -      (258,085)
  Retirement of common stock                                 -      (153,985)
                                                    ----------    ----------
       Net cash (used in) provided
        by financing activities                     (1,038,836)       29,770
                                                    ----------    ----------
Net increase (decrease) in cash                        173,662    (1,163,819)
Cash, beginning of the period                        1,801,288     1,713,054
                                                    ----------    ----------
Cash, end of the period                            $ 1,974,950   $   549,235
                                                    ==========    ==========

                                                                 (Continued)

                        CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Continued)


                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
Supplemental disclosures of cash
 flow information:

  Interest paid                                    $   390,338   $   693,124
                                                    ==========    ==========
  Income taxes paid                                $   272,122   $    74,167
                                                    ==========    ==========

Supplemental disclosures of non-cash
 investing and financing activities:

  Equipment acquired and financed by
   capital lease obligations                       $ 1,244,799   $    47,473
                                                    ==========    ==========
  Equipment acquired and financed by
   a note payable                                  $         -        12,223
                                                    ==========    ==========
  Equity feature of discount on notes              $   365,966   $         -
                                                    ==========    ==========
  Common stock issued in exchange for
   services                                        $    86,450   $    30,445
                                                    ==========    ==========
  Paid-in capital from recapture of
   beneficial note conversion feature              $         -   $    30,445
                                                    ==========    ==========
  Common stock redeemed for a note                 $         -   $   142,501
                                                    ==========    ==========
  Assets sold by settling a contractual
   liability                                       $   250,000   $         -
                                                    ==========    ==========
  Notes payable and accrued interest
   converted to common stock                       $   100,000   $ 1,193,565
                                                    ==========    ==========


                                                                  (Concluded)


               See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                        CREATIVE HOST SERVICES, INC.

      Notes to Unaudited Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Creative Host Services, Inc. and its wholly-owned subsidiaries (the "Company") without audit, in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002 and the results of operations and cash flows for the three month and nine month periods ended September 30, 2002 and 2001 have been included. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

Certain amounts in the financial statements for the nine months ended September 30, 2001 have been reclassified to conform to current period presentation.


2.  NOTE RECEIVABLE FROM RELATED PARTY

In April 2002, the Company loaned $55,000 to the Company's Chief Executive Officer at 8.5% interest, due in monthly payments of $2,500, through April 2004. As of September 30, 2002, the outstanding balance on this note receivable was $44,297.


3.  GOODWILL

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assts." SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing. Previously recognized goodwill is to be initially tested for impairment as of the beginning of 2002. At September 30, 2002, the Company had goodwill of $4,303,119, all of which was related to the acquisition of Gladco Enterprises, Inc. and related entities in October 2000. As required by SFAS No. 142, the Company completed the transitional impairment test for goodwill in connection with preparation of its June 30, 2002 consolidated financial statements. The Company identified one reporting unit for the purpose of this transitional impairment test. The transitional impairment test required the comparison of the carrying amount of the net assets of the reporting unit, including goodwill, to the fair value of the reporting unit. There was no impairment indicated as a result of the transitional impairment test.

The following sets forth a reconciliation of net income and income per share information for the three and nine month periods ended September 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.


                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                             -----------------------  ------------------------
                                 2002         2001        2002         2001
                             ----------   ----------  -----------   ----------

Reported net income            $ 344,269   $ 42,682  $ 1,134,646    $297,857
Add back: goodwill amortization
  net of tax effect                    -     54,567            -     163,702
                               ---------   --------    ---------    --------
Adjusted net income            $ 344,269   $ 97,249  $ 1,134,646    $461,559
                               =========   ========    =========     =======

Basic income per share:
Reported net income             $    .04   $    .01     $    .14    $    .04
Goodwill amortization
  net of tax effect                    -        .01            -         .02
                                 -------    -------      -------     -------
Adjusted net income             $    .04   $    .02     $    .14    $    .06
                                 =======    =======      =======     =======

Diluted income per share:
Reported net income             $    .04   $    .00     $    .14    $    .04
Goodwill amortization
  net of tax effect                    -        .01            -         .02
                                 -------    -------      -------     -------
Adjusted net income             $    .04   $    .01     $    .14    $    .06
                                 =======    =======      =======     =======


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

The notes and the warrants were recorded at their relative fair values, with the portion allocated to the warrants accounted for as paid-in capital, which resulted in a beneficial conversion feature on the notes that was recognized as an additional discount on the notes. The discount will be amortized as interest expense over the term of the notes.

Two investors subsequently rescinded their investment in two of the Units, because they were unwilling to sign the subordination agreement required under the terms of the private placement. Because the Company will refund the investment without interest, $100,000 has been included in accounts payable and accrued expenses at September 30, 2002, and the discount allocated to the warrants and the beneficial conversion feature associated with this investment has been reversed.

On August 20, 2002, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock. At September 30, 2002, $467,675, net of unamortized discount of $277,325, is included in notes payable related to this offering.


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

The following table provides a reconciliation from the basic to the diluted net income per share for the three and nine month periods ended September 30, 2002 and 2001.

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------      ------------------
                                    2002       2001        2002       2001
                                  --------   --------    --------   --------
   Numerator:
   Net income for basic and
    diluted income per share     $ 344,269  $  42,682   $1,134,646  $ 297,857
                                  ========   ========    =========   ========
   Denominator:
   Basic:
   Weighted average common
    shares outstanding           7,924,613  7,894,000    7,878,060  7,252,083

   Warrants                          7,303      4,988        5,802      5,644
   Options                          92,043     32,559       52,384     26,729
                                 ---------  ---------    ---------  ---------
   Shares for diluted net
    income per share             8,023,959  7,931,547    7,936,246  7,284,456
                                 =========  =========    =========  =========

For the three month and the nine month periods ended September 30, 2002, notes convertible into 804,762 shares of common stock were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For the three month periods ended September 30, 2002 and 2001, options to purchase 127,500 and 188,500 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive. For the nine month periods ended September 30, 2002 and 2001, options to purchase 127,500 and 186,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For the three and nine month periods ended September 30, 2002 and 2001, warrants to purchase 718,982 shares of common stock were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.


7.  INCOME TAX PROVISION

The Company's income tax provision for the nine month period ended September 30, 2002 consists primarily of state income tax expense. The federal tax provision has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset. The Company will continue to analyze the realizability of its deferred tax asset and will reverse the remaining valuation allowance if it becomes more likely than not that this asset will be realized.


8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement was effective January 1, 2002. The Company stopped amortizing goodwill effective January 1, 2002. The Company completed its transitional impairment test in the second quarter 2002, which indicated no impairment of existing goodwill.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires companies to record the fair value of a liability for asset retirement obligations in the period in which it is incurred. The statement applies to a company's legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, a company would capitalize the cost, thereby increasing the carrying amount of the related asset. The company would depreciate the capitalized asset retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the Company incurs a gain or loss. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also addresses reporting the effects of a disposal of a segment of a business. The adoption of this new standard did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB No. 13 and Technical Corrections", which the Company does not believe will materially impact its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.


9. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001 and the interim periods ended March 31, and June 30, 2002, the Company's management determined that it had understated its vacation accrual by $143,000. Additionally, the Company determined that the presentation of the gain on extinguishment of debt should have been classified as an extraordinary item in its consolidated statement of income. As a result, the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement follows:

                                                   As Previously
                                                     Reported    As Restated
                                                   ------------- -----------
For the Three Months Ended September 30, 2001
Extraordinary item                                $         0    $   128,261
Net income                                             42,682         42,682
Net income per share - basic:
  Income before extraordinary item                $       .01    $      (.01)
  Extraordinary item                                        -            .02
                                                   ----------     ----------
  Net income                                      $       .01    $       .01
                                                   ==========     ==========

Net income per share - diluted:
  Income before extraordinary item                $       .01    $      (.01)
  Extraordinary item                                        -            .02
                                                   ----------     ----------
  Net income                                      $       .01    $       .01
                                                   ==========     ==========

For the Nine Months Ended September 30, 2001
Extraordinary item                                $         0    $   128,261
Net income                                            297,857        297,857
Net income per share - basic:
  Income before extraordinary item                $       .04    $       .02
  Extraordinary item                                        -            .02
                                                   ----------     ----------
  Net income                                      $       .04    $       .04
                                                   ==========     ==========

Net income per share - diluted:
  Income before extraordinary item                $       .04    $       .02
  Extraordinary item                                        -            .02
                                                   ----------     ----------
  Net income                                      $       .04    $       .04
                                                   ==========     ==========


The Company intends to file an amendment to its 2001 Form 10-KSB, an amendment to its March 31, 2002 Form 10-QSB, and an amendment to its June 30, 2002 Form 10-QSB to include restated financial statements as soon as practicable.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report, and other reports issued by the Company, contain statements that are forward looking. The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements and include, but are not limited to, statements relating to anticipated trends in revenues, plans for future expansion and other business development activities, including acquisition of new concessions as well as other capital spending, financing sources, the effects of regulation and competition, and the ability to increase net income and cash flow. Such forward-looking information involves numerous risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to additional capital necessary to complete construction of capital improvements awarded under existing and future concession agreements, possible early termination of concession contracts, possible delay in the commencement of concession operations at newly awarded concession facilities, the need and ability to attract and retain qualified management, governmental regulatory requirements including applications for licenses and approvals under applicable jurisdictional laws and regulations, the terms and conditions of any potential merger or acquisition of existing airport concession operations, the volatility of the Company's stock price and of securities markets in general, domestic and international economic conditions, debt service (including sensitivity to fluctuations in interest rates), the impact of terrorism and war on tourism and airline travel, and other factors discussed in the Company's Form 10-KSB for the year ended December 31, 2001.


OVERVIEW

The Company commenced business in 1987 as an owner, operator and franchiser of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has one restaurant franchise that operates independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The Company has not sold a new franchise since 1994.

In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1995. The success of the franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 96 concession locations at 24 airports. In 1996, the Company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news, gift and other services.

The Company received the final contract award for two concession locations in the Newark, New Jersey International Airport from the New York, New Jersey Port Authority on November 1, 2001 and has since negotiated the addition of a third concession location. The Company began renovations in the 4th quarter of 2001 and opened the first concession on May 7, 2002, the second concession on June 19, 2002 and the third concession on September 21, 2002. Total renovation costs for the three locations combined through September 30, 2002 were $2,186,346.

The Company had a working capital deficit of $295,520 at September 30, 2002 compared to a deficit of $875,500 at September 30, 2001. During the first quarter of 2002, the Company raised $945,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. The convertible notes are convertible into a total of 900,000 shares of common stock, and the 708,750 warrants issued entitle the warrant holders to purchase a total of 708,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from January 29, 2002. Additionally, the Company issued warrants to the brokers equivalent to 10% of the units issued in the private placement at an exercise price of $50,000 per unit for a period of five years from January 29, 2002. If these warrants are exercised, the Company agreed to issue warrants to the brokers that entitle them to purchase 70,875 additional shares of common stock. The Company terminated the offering in early March 2002. Two investors subsequently rescinded their investment in two of the Units, because they were unwilling to sign the subordination agreement required under the terms of the private placement. Because the Company will refund the investment without interest, $100,000 has been included in accounts payable and accrued expenses at September 30, 2002. According to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants must be registered by the Company with the Securities and Exchange Commission. On August 20, 2002, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the year ended December 31, 2001 and the quarterly period ended March 31, 2002, the Company determined that it had incorrectly accounted for the following transactions:

   * Accrued vacation of $143,000 as of December 31, 2001 had not been recognized
   * The gain on extinguishment of debt during the three and nine month periods ended September 30, 2001 should have been classified as an extraordinary item
   * Amortization of goodwill was overstated by $55,527 for the three month period ended March 31, 2002
   * Bad debt expense was understated by $50,000 for the three month period ended March 31, 2002.

The Company has restated its financial statements for the three and nine month periods ended September 30, 2001 to correct the accounting for these transactions. The Company intends to amend its Annual Report on Form 10-KSB for the year ended December 31, 2001 and its quarterly reports on Form 10-QSB for the quarterly periods ended March 31, 2002 and June 30, 2002 as soon as practicable to include the restated financial statements. A summary of the significant effects of the restatement on these financial statements is as follows:

                                                  As Previously
                                                     Reported    As Restated
                                                   ------------- -----------
AS OF DECEMBER 31, 2001
Accounts payable and accrued expenses             $ 1,874,778    $ 2,017,778
Accumulated deficit                               ( 1,769,509)    (1,912,509)
Total shareholders' equity                         16,022,502     15,879,502

FOR THE YEAR ENDED DECEMBER 31, 2001
Extraordinary item                                $         0    $   128,261
Net income                                            586,261        586,261
Net income per share - basic:
  Income before extraordinary item                $      0.08    $      0.06
  Extraordinary item                                        -           0.02
                                                   ----------     ----------
  Net income                                      $      0.08    $      0.08
                                                   ==========     ==========
Net income per share - diluted:
  Income before extraordinary item                $      0.08    $      0.06
  Extraordinary item                                        -           0.02
                                                   ----------     ----------
  Net income                                      $      0.08    $      0.08
                                                   ==========     ==========

AS OF DECEMBER 31, 2000
Accounts payable and accrued expenses             $ 2,556,180    $ 2,699,180
Accumulated deficit                                (2,355,770)    (2,498,770)
Total shareholders' equity                         15,087,438     14,944,438

FOR THE YEAR ENDED DECEMBER 31, 2000
Net loss                                          $   (68,328)   $   (68,328)
Net loss - per share basic and diluted            $      (.01)   $      (.01)

AS OF MARCH 31, 2002
Receivables                                       $   575,494    $   525,494
Goodwill                                            4,253,854      4,309,381
Total assets                                       23,736,361     23,741,888
Accounts payable and accrued expenses               1,759,264      1,902,264
Accumulated deficit                                (1,515,988)    (1,653,461)
Total shareholders' equity                         16,685,299     16,547,826

FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                 As Previously
                                                     Reported    As Restated
                                                   ------------- -----------
General and administrative expenses               $   369,050     $  419,050
Depreciation and amortization                         564,132        508,605
Net income                                            253,521        259,048
Net income per share - basic and diluted          $      0.03     $     0.03


AS OF JUNE 30, 2002
Accounts payable and accrued expenses             $ 1,896,673      2,039,673
Accumulated deficit                                  (979,133)    (1,122,133)
Total shareholders' equity                         17,234,153     17,091,153

The following management discussion and analysis takes into account the effects of the restatement.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's statement of income as a percentage of total revenues.

                              Three months ended      Nine months ended
                                 September 30,          September 30,
                              ------------------      -----------------
                               2002       2001          2002      2001
                              ------     ------        ------    ------
Revenues:
Concessions                    99.7%      99.6%         99.7%     99.6%
Franchise royalties             0.2        0.2           0.2       0.2
Other                           0.1        0.2           0.1       0.2

Total Revenues                100.0%     100.0%        100.0%    100.0%

Operating costs and
 expenses:
Cost of goods sold             27.4       29.1          26.9      28.7
Payroll and other employee
 benefits                      30.8       31.7          30.5      32.0
Occupancy                      15.6       15.6          15.6      15.5
Selling expenses                9.0        9.7           9.0       8.9
General and
 Administrative expenses        5.0        4.6           5.3       4.7
Depreciation and
 amortization                   6.1        7.0           6.3       6.8
Loss (Gain) on sale of assets   0.0        1.3          (0.3)      0.4
Interest expense, net           2.0        2.1           1.9       2.3
Provision for
 income taxes                   0.3        0.1           0.4       0.1
Gain on extinguishment of debt    -       (1.8)            -      (0.7)

Net income                      3.8%       0.6%          4.4%      1.3%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. The Company's revenues for the three months ended September 30, 2002 were $9,104,194 compared to $7,715,187 for the three months ended September 30, 2001, an increase of $1,389,007 or 18.0%. Revenues from concession activities increased $1,397,191 ($9,080,836 as compared to $7,683,645). Revenue increased by $1,627,624 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. Revenue at locations open during both periods increased $172,998. These increases were offset by operations that were sold that had $411,615 revenue for the three months ended September 30, 2001.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2002 were $8,547,330 compared to $7,534,579 for the three months ended September 30, 2001. Cost of goods sold for the three months ended September 30, 2002 were $2,492,435 compared to $2,243,342 for the three months ended September 30, 2001. As a percentage of total revenue, cost of goods sold decreased to 27.4% from 29.1% primarily due to increased efficiencies resulting from improvements to training of personnel, increased supervision of concession location management and greater portion control. Payroll and employee benefits expenses increased $354,208 to $2,801,985 for the three months ended September 30, 2002 from $2,447,777 for the three months ended September 30, 2001. Payroll and employee benefits expenses increased $430,054 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. This increase was partially offset by operations that were sold that had $104,700 payroll and employee benefits expenses for the three months ended September 30, 2001. As a percentage of total revenue, payroll and employee benefits decreased to 30.8% for the three months ended September 30, 2002 from 31.7% for the three months ended September 30, 2001. Occupancy expenses increased $219,401 to $1,422,322 for the three months ended September 30, 2002 from $1,202,921 for the three months ended September 30, 2001. Occupancy expenses increased $222,877 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. Occupancy expenses increased $59,624 at locations open during both periods. These increases were offset by operations that were sold that had $63,100 occupancy expenses for the three months ended September 30, 2001. Selling expenses increased $71,471 to $816,004 for the three months ended September 30, 2002 from $744,533 for the three months ended September 30, 2001. As a percentage of total revenue, selling expenses decreased to 9.0% for the three months ended September 30, 2002 from 9.7% for the three months ended September 30, 2001. Selling expenses increased $83,370 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. Selling expenses increased $81,845 at locations open during both periods. These increases were offset by operations that were sold that had $93,744 selling expenses for the three months ended September 30, 2001. General and administrative expenses increased to $458,937 for the three months ended September 30, 2002 from $354,465 for the three months ended September 30, 2001. As a percentage of revenue, general and administrative expenses increased to 5.0% for the three months ended September 30, 2002 from 4.6% for the three months ended September 30, 2001. The increase in general and administrative expenses is due primarily to increases in bad debts, professional fees and insurance. Depreciation and amortization expense increased to $555,647 for the three months ended September 30, 2002 from $541,541 for the three months ended September 30, 2001. This was due to the depreciation related to new concessions offset by the discontinuance of the amortization of goodwill of approximately $55,000.

INTEREST EXPENSE, NET. Net interest expense increased to $181,610 for the three months ended September 30, 2002 from $161,009 for the three months ended September 30, 2001. The increase is due primarily to the recognition as interest expense of a portion of the unamortized discount associated with the conversion of $100,000 of the convertible debt to common stock on August 20, 2002. Approximately $39,646 of the unamortized discount was recorded as interest expense during the three months ended September 30, 2002.

OTHER INCOME AND EXPENSE. Loss on sale of assets in the amount of $100,821 for the three months ended September 30, 2001 resulted from the sale of assets at the Denver, Colorado and Asheville, North Carolina locations. The $128,261 gain on the extinguishment of debt for the three months ended September 30, 2001 resulted from $419,163 excess in the intrinsic value of the beneficial conversion feature (of the Global Capital note retired on August 1, 2001) at the extinguishment date over the proceeds, net of $230,833 unamortized discount on the note and $60,069 unamortized loan costs.

INCOME TAXES. The Company's income tax provision for the three month period ended September 30, 2002 consists primarily of state income tax expense. The federal tax provision has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset. A similar situation existed in 2001.

NET INCOME. Net income for the three months ended September 30, 2002 was $344,269 compared to $42,682 for the three months ended September 30, 2001. The increase in net income was principally due to the decrease in operating expenses as a percentage of revenue, offset by increases in interest expense and income tax expense.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. The Company's revenues for the nine months ended September 30, 2002 were $25,723,451 compared to $23,200,659 for the nine months ended September 30, 2001, an increase of $2,522,792 or 10.9%. Revenues from concession activities increased $2,534,293 ($25,648,841 as compared to $23,114,548).
Revenue increased by $3,546,077 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. Revenue at locations open during both periods increased $212,819. These increases were offset by operations that were sold that had $1,236,104 more revenue for the nine months ended September 30, 2001 than the nine months ended September 30, 2002.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2002 were $24,067,723 compared to $22,382,103 for the nine months ended September 30, 2001. Cost of goods sold for the nine months ended September 30, 2002 were $6,921,070 compared to $6,655,323 for the nine months ended September 30, 2001. As a percentage of total revenue, cost of goods sold decreased to 26.9% from 28.7% primarily due to increased efficiencies resulting from improvements to training of personnel, increased supervision of concession location management and greater portion control. Payroll and employee benefits expenses increased $427,316 to $7,853,242 for the nine months ended September 30, 2002 from $7,425,926 for the nine months ended September 30, 2001. As a percentage of total revenue, payroll and employee benefits decreased to 30.5% for the nine months ended September 30, 2002 from 32.0% for the nine months ended September 30, 2001. Payroll and employee benefits expenses increased $988,769 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. This increase was offset by a $218,532 decrease in payroll and employee benefits expenses at locations open during both periods, and general and administrative payroll and employee benefits expenses, and operations that were sold that had $342,921 more payroll and employee benefits expenses for the nine months ended September 30, 2001 than the nine months ended September 30, 2002. Occupancy expenses increased $422,312 to $4,018,010 for the nine months ended September 30, 2002 from $3,595,698 for the nine months ended September 30, 2001. As a percentage of total revenue, occupancy expenses increased to 15.6% for the nine months ended September 30, 2002 from 15.5% for the nine months ended September 30, 2001. Occupancy expenses increased $472,353 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. Occupancy expenses increased $134,668 at locations open during both periods. These increases were offset by operations that were sold that had $184,709 more occupancy expenses for the nine months ended September 30, 2001 than the nine months ended September 30, 2002. Selling expenses increased $268,991 to $2,326,058 for the nine months ended September 30, 2002 from $2,057,067 for the nine months ended September 30, 2001. As a percentage of total revenue, selling expenses increased to 9.0% for the nine months ended September 30, 2002 from 8.9% for the nine months ended September 30, 2001. Selling expenses increased $294,103 due to the opening of new locations in Boston in November 2001 and in Newark in May 2002. Selling expenses increased $107,977 at locations open during both periods. These increases were offset by operations that were sold that had $133,089 more selling expenses for the nine months ended September 30, 2001 than the nine months ended September 30, 2002. General and administrative expenses increased to $1,362,852 for the nine months ended September 30, 2002 from $1,080,775 for the nine months ended September 30, 2001. As a percentage of revenue, general and administrative expenses increased to 5.3% for the nine months ended September 30, 2002 from 4.7% for the nine months ended September 30, 2001. The increase in general and administrative expenses is due primarily to increases in bad debts, professional fees and insurance. Depreciation and amortization expense increased to $1,586,491 for the nine months ended September 30, 2002 from $1,567,314 for the nine months ended September 30, 2001, due to the depreciation related to new concessions offset by the discontinuance of the amortization of goodwill of approximately $164,000.

INTEREST EXPENSE, NET. Net interest expense decreased to $492,569 for the nine months ended September 30, 2002 from $536,096 for the nine months ended September 30, 2001. The decrease is due primarily to the retirement of a high-interest note in the third quarter of 2001 using a lower-interest note offset by an increase due to the recognition as interest expense of a portion of the unamortized discount associated with the conversion of $100,000 of the convertible debt to common stock on August 20, 2002. Approximately $39,646 of the unamortized discount was recorded as interest expense during the nine months ended September 30, 2002.

OTHER INCOME AND EXPENSE. Gain on sale of assets in the amount of $80,487 for the nine months ended September 30, 2002 resulted from the sale of assets at the Atlantic City location to a related party during the first quarter of 2002. Loss on sale of assets in the amount of $100,821 for the nine months ended September 30, 2001 resulted from the sale of assets at the Denver, Colorado and Asheville, North Carolina locations. The $128,261 gain on the extinguishment of debt for the nine months ended September 30, 2001 resulted from $419,163 excess in the intrinsic value of the beneficial conversion feature (of the Global Capital note retired on August 1, 2001) at the extinguishment date over the proceeds, net of $230,833 unamortized discount on the note and $60,069 unamortized loan costs.

INCOME TAXES. The Company's income tax provision for the nine month period ended September 30, 2002 consists primarily of state income tax expense. The federal tax provision has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset. A similar situation existed in 2001. The Company will continue to analyze the realizability of its deferred tax asset and will reverse the remaining valuation allowance if it becomes more likely than not that this asset will be realized. Once the valuation allowance is reversed, the Company would expect its tax provision to approximate federal and state statutory income tax rates.

NET INCOME. Net income for the nine months ended September 30, 2002 was $1,134,646 compared to net income of $297,857 for the nine months ended September 30, 2001. Management attributes this change to the increase in revenue and increased operating efficiencies. The Company anticipates that net income from existing operations will increase commensurate with the recovery of air travel and with cost savings that result from economies of scale and efficiencies obtained at the operating level.

The Company does not believe that inflation has had an adverse effect on its revenues and earnings.

Historically, the Company has experienced seasonal variability in quarterly operating results with higher concessions revenue in the second and third quarters than in the first and fourth quarters. The higher concessions revenues in the second and third quarters improve profitability by increasing revenues and reducing the impact of fixed costs. This seasonal impact on operating results is expected to continue.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. The Company generated $2,913,929 and $377,896 in cash flow from operating activities for the nine months ended September 30, 2002 and 2001, respectively. Net cash from operating activities for the nine months ended September 30, 2002 is attributable primarily to net income of $1,134,646, depreciation and amortization of $1,586,491, an increase in long-term liabilities of $211,575, an increase in income taxes payable of $55,403, a decrease in deposits and other assets of $139,670, an increase in accounts payable of $13,516, offset by an increase in receivables of $44,771 and increases in prepaid expenses, inventory and other current assets of $248,084. Net cash used in investing activities was $1,701,431 for the nine months ended September 30, 2002, compared to net cash used in investing activities of $1,571,485 for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002 included $1,553,664 of purchases of property and equipment primarily related to the new concessions at the Newark, New Jersey airport.

Net cash used in financing activities was $1,038,836 for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $29,770 for the nine months ended September 30, 2001. Net cash used in financing activities for the nine months ended September 30, 2002 included the issuance of convertible debt of $845,000 and proceeds from a line of credit of $1,232,076, offset by payments on notes payable, capital lease obligations and line of credit of $462,538, $822,894, and $1,900,980, respectively. Net cash provided by financing activities for the nine months ended September 30, 2001 included proceeds from notes payable of $1,268,000, proceeds from a line of credit of $1,322,888, partially offset by a payment to retire common stock of $153,985, payments on notes payable of $1,070,079 and payments on capital lease obligations of $705,969.

When the Company is awarded a new concession facility, the Company is generally committed to expend a negotiated amount for capital improvements to the facility. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial costs for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of 10 years, providing the Company with an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past four years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth experienced over the past two years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company will continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of new capital improvements.

The Company anticipates capital requirements of approximately $3.5 million in fiscal 2002 to complete the construction of improvements at concession facilities that have already been awarded. This includes approximately $2.2 million for the three concession locations the Company has been awarded at the Newark, New Jersey International Airport and approximately $1.3 million at other existing concession locations. Approximately $2.7 million has been spent through September 30, 2002, including financing equipment purchases through capital lease obligations totaling $1,244,799. The Company expects to meet the balance of its capital requirement for 2002 through additional capital lease obligations, senior debt and cash provided by operating activities. Should the Company fail to raise the capital necessary to complete the construction of these improvements, the Company would be at risk of potentially losing the related contract. The Company may have more capital requirements than anticipated during 2002 if additional bids are won or additional airport concession facilities are acquired. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of the Company's capital requirements will depend upon the number of airport concession facilities that are subject to bid, as well as the number and size of any potential acquisition candidates that arise. The Company cannot be certain that it will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to it or at all.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a review of the more critical accounting policies and methods used by the Company.

Revenue Recognition:

The Company records concession revenues as the sales are made. The Company records sales from the food preparation center upon shipment and records revenues from in-flight catering upon delivery.

Goodwill:

In connection with our acquisition of GladCo Enterprises, Inc., which was accounted for under the purchase method of accounting, the Company recorded goodwill. The Company amortized (until January 1, 2002 when SFAS No. 142 was adopted) the goodwill using the straight-line method over the estimated useful life of twenty years. The Company periodically reviews the recoverability of the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the goodwill relates, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the goodwill. If the carrying value was determined not to be recoverable from future operating cash flows, the goodwill would be impaired and we would be required to recognize an impairment loss. Impairment could result in a material adverse impact on our operating results.

Income Taxes:

The Company reports deferred income taxes using the liability method. The Company recognizes deferred tax assets for deductible temporary differences and we recognize deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company reduces deferred tax assets by a valuation allowance when, in its opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of cumulative losses in recent years, management evaluated its future prospects and considered the future benefit of its deferred tax assets in light of the historical operating results. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used.


Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been actually recognized in the financial statements. The statement was effective January 1, 2002. The Company stopped amortizing goodwill effective January 1, 2002. The Company completed its transitional impairment test in the second quarter 2002, which indicated no impairment of existing goodwill.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires companies to record the fair value of a liability for asset retirement obligations in the period in which it is incurred. The statement applies to a company's legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, a company would capitalize the cost, thereby increasing the carrying amount of the related asset. The company would depreciate the capitalized asset's retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the Company incurs a gain or loss. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also addresses reporting the effects of a disposal of a segment of a business. The adoption of this new standard did not have a material impact on the Company's financial position or results of operations at adoption.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB No. 13 and Technical Corrections", which the Company does not believe will materially impact its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer, Chief Financial Officer, and the Controller (Principal Accounting Officer), have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Controller concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.



                     PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K - Registrant filed no reports on Form 8-K during the quarter for which this report is filed.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: November 19, 2002                   by /s/ Sayed Ali
                                             ----------------------------
                                             Sayed Ali, President,
                                             Chief Executive Officer
                                             and Chief Financial Officer


Date: November 19, 2002                   by  /s/ Paul Glasgo
                                              ----------------------
                                              Paul Glasgo, Controller,
                                              (Principal Accounting
                                               Officer)


CERTIFICATION:

I, Sayed Ali, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Creative Host Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002                           /s/ Sayed Ali
                                                   ----------------------
                                                  Sayed Ali, President,
                                                  Chief Executive Officer
                                                  and Chief Financial Officer

____________________________________________________________________________


CERTIFICATION:


I, Paul Glasgo, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Creative Host Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002                          /s/ Paul Glasgo
                                                  ----------------------
                                                  Paul Glasgo, Controller,
                                                 (Principal Accounting
                                                  Officer)