Form 10KSB/A
period 2001-12-31
CREATIVE HOST SERVICES INC
filed 2002-12-31
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB/A


[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                      Commission file number 000-22845


                        CREATIVE HOST SERVICES, INC.
                       ------------------------------
                (Name of Small Business Issuer in Its Charter)

           California                                   33-0169494
   ------------------------------                    ------------------
  (State or Other Jurisdiction of                    (IRS Employer
   Incorporation or Organization)                    Identification No.)


  16955 Via Del Campo, Suite 110, San Diego, California    92127
  -----------------------------------------------------  ----------
  (Address of Principal Executive Offices)               (Zip Code)

                               (858) 675-7711
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, no par value
                         --------------------------
                              (Title of Class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the fiscal year ended December 31, 2001 were $30,745,851.

The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the closing price at which the stock sold on December 16, 2002 as reported by NASDAQ was $12,264,816.

The number of shares outstanding of issuer's no par value Common Stock, as of December 16, 2002, was 8,006,210.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]


                     DOCUMENTS INCORPORATED BY REFERENCE: None


                            TABLE OF CONTENTS

PART I                                                               PAGE

Item  1.  Description of Business.                                    3

Item  2.  Description of Property.                                    14

Item  3.  Legal Proceedings.                                          14

Item  4.  Submission of Matters to a Vote of Security Holders.        14

PART II

Item  5.  Market For Common Equity and Related                        15
              Stockholder Matters.

Item  6.  Management's Discussion and Analysis of Financial           16
              Condition and Results of Operations.

Item  7.  Financial Statements.                                       24

INDEPENDENT AUDITORS' REPORT                                          F-1
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                          F-2
  Consolidated Statements of Operations                               F-3
  Consolidated Statements of Shareholders' Equity                     F-4
  Consolidated Statements of Cash Flows                               F-6
  Notes to Consolidated Financial Statements                          F-8

Item  8.  Changes in and Disagreements with Accountants on            25
          Accounting and Financial Disclosure.

PART III

Item  9.  Directors, Executive Officers, Promoters and                25
          Control Persons; Compliance with Section 16(a) of The Exchange Act.

Item 10.  Executive Compensation.                                     27

Item 11.  Security Ownership of Certain Beneficial Owners and         30
          Management.

Item 12.  Certain Relationships and Related Party Transactions.       31

Item 13.  Exhibits, Financial Statement Schedules, and                32
          Reports on Form 8-K.

SIGNATURES                                                            35

Explanatory Note:

This amendment to Form 10-KSB is being filed to give effect to the restatement of Creative Host Services, Inc.'s Consolidated Financial Statements for the years ended December 31, 2001 and 2000 included in Item 7, as discussed in
Note 1 thereto and in Item 6. The restatements did not have an effect on the reported net income or income per share. This amendment is also being filed in response to certain comments received by the Company from the Commission relating to the Company's pending registration statement on Form SB-2.



                                   PART I

Item 1.  Description of Business.

THE CONCESSION BUSINESS

Creative Host Services, Inc. ("Creative Host" or the "Company") is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States of America. The Company currently has approximately 96 operating concession facilities at 24 airports, 94 of which we own and two of which are franchised, including concessions at Los Angeles International Airport, Denver International Airport, Portland International Airport, and the airports in Orange County and Ontario, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Greensboro (Piedmont Triad), North Carolina; Pittsburgh and Allentown, Pennsylvania; Roanoke, Virginia; Columbia, South Carolina; Sioux Falls, South Dakota; Cedar Rapids and Des Moines, Iowa; Baton rouge and Shreveport, Louisiana; Midland, Texas; Albany, New York; Boston, Massachusetts and Saginaw (MBS), Michigan. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. Our airport concession business is complemented by inflight catering contracts awarded to us by major airlines at certain airports. In-flight catering comprised approximately six percent of the Company's revenue in 2001. The Company has in-flight catering contracts with Delta Airlines, United Airlines and numerous other smaller airline companies. Approximately 90 percent of the Company's revenue in 2001 was derived from proprietary concepts such as Creative Croissants.

Concessions to operate food and beverage and other retail operations at domestic airports are generally granted by an airport authority pursuant to a request for proposal process. Proposals generally contain schematic drawings for the concession layout, a commitment to make capital improvements at the concession location, and sample menus. Rent is paid to the airport authority on the basis of a percentage of sales, with a minimum amount of rent guaranteed by the concessionaire. For airport locations with a history of operations, the Company evaluates information concerning historical revenues for the location to determine the amount to bid for both percentage and minimum rent. For locations that are newly constructed, the Company evaluates projections for the number of passengers expected to use the airport and amounts to be spent per person at airport concessions to form a revenues projection. Given the requirement to make capital improvements, the Company makes large capital outlays at the beginning of a concession term, which it seeks to recover during the remaining term. Concessions are usually awarded for a ten-year term. Generally concessions are resubmitted for proposals at the end of the term and we must resubmit a bid to secure an additional ten-year term.

The Company has secured nearly all of its existing airport concessions through the request for proposal process. The Company believes its success in securing concessions through this process is attributable to tailoring its bids to each specific airport's needs, offering a unique selection of quality food and beverages, and a distinctive decor. In our proprietary menu items the Company strives to provide foods that are healthy and higher quality than typical fast food or cafeteria-style products, while maintaining value pricing. The Company's Bakery/Deli style restaurants feature a selection of croissant sandwiches and a selection of vegetable, fruit and pasta salads. At locations that are anticipated to have higher revenues, the Company's strategy is to secure franchise relationships with nationally recognized food and beverage companies as part of our proposals. The Company has entered into agreements with several such companies, including Carl's Jr., Schlotsky's Deli, Nathan's Hotdogs and TCBY Yogurt. Under these arrangements, the Company owns the concession rights from the airport authority and its employees operate the location. The Company then pays franchise fees under a franchise agreement. The Company's strategy is to continue to develop relationships with a number of national and regional food and beverage companies, which it expects will provide it with the flexibility to tailor product offerings to meet a particular airport's desires.

While the Company has seriously pursued the submission of proposals only since 1989, it has been successful in a significant number of the proposals it has submitted. Management attributes this success in winning airport proposals principally to its efforts to customize each bid, striving to make creative proposals that address local preferences and distinguish the Company from its competitors in its offering of decor as well as food products. The Company focuses on small to medium size airports and has found a niche market. The following are examples of the Company's approaches to the concession business:

MASTER CONCESSION: The Company will generally seek to become the master concessionaire for all airport services, including food and beverage, lounge and bar, specialty retail, news and gifts, and other services at airports with at least 400,000 enplanements per year. The Company currently serves as the master concessionaire at the Cedar Rapids, Iowa airport.

CAFE AND SPIRITS: If the opportunity for a master concession is not available, then the Company submit bids utilizing specific food and beverage concepts, or other service concepts depending on the nature of the concession. One such concept is "Cafe and Spirits" which features various branded and non-branded food and beverages, such as TCBY Yogurt and Creative Croissants, along with a bar, lounge and mini library. The Company currently operate Cafe and Spirits formats at all Creative Croissants locations that serve liquor.

CREATIVE CROISSANTS-Registered Trademark- BAKERY DELI: The Company can implement its bakery/deli concept, Creative Croissants, either as a stand alone concession or as part of a food court, depending on the preference of the airport authority and the available concession category. The Company currently operates Creative Croissants at nearly every airport it currently services.

ATTAINING FRANCHISE RIGHTS: For larger concessions, where the airport desires branded food products, the Company attempts to secure franchise rights from nationally or regionally recognized food and beverage companies. The Company has entered into Franchise Agreements with (i) TCBY Yogurt to operate TCBY franchises at its Lexington, Roanoke, Columbia and Cedar Rapids concession facilities; (ii) Carl's Jr./Green Burrito to operate franchises at its two Ontario, California concession facilities; (iii) ICBY to operate ICBY franchises at its Greensboro, Des Moines, Allentown and Sioux Falls concession facilities; (iv) Schlotsky's to operate a Schlotsky's Deli at Pittsburgh; and
(v) Nathan's Hot Dog to operate franchises at various airports. The Company may in the future purchase and operate franchises from other major food or beverage franchisors to include in its bid proposals.

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

In October 2000, the Company completed the acquisition of Gladco Enterprises, Inc., an airport concessions company from Pittsburgh, Pennsylvania with annual revenues of approximately $10 million. The Company's strategy is to expand our captive audience business to more airports in the United States, and eventually to other public venues. The Company also intends to seek to expand the types of concession services that it provides, and to be awarded more multiple and master concession contracts such as the one it was awarded for the Cedar Rapids, Iowa airport. While the Company has historically focused on the food and beverage segment, it intends to seek concession awards to provide newsstands, gift shops, specialty stores and other services to augment the Company's food and beverage business at airports and other venues.

Prior to the Company's initial public offering in July 1997, it qualified as a Disadvantaged Business Enterprise ("DBE") based on Mr. Sayed Ali's ownership of all of our common stock. The Company's historical success in securing concession locations may have been partially attributed to its DBE status. The impact of the initial public offering on the Company's status as a DBE and the impact of any such potential loss of DBE status on the Company's ability to secure new concession locations is unclear. To the extent that the Company's historic rate of success in securing new airport concessions was partially attributable to its status as a DBE, that growth rate may decline if the Company is not recognized as a DBE or if DBE programs are eliminated or curtailed.

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

Once the Company has been awarded a concession contract at an airport, it is generally scheduled to assume the management of the existing facilities within 90 to 120 days after the award, or to commence construction of an entirely new facility within three to six months after the award. The Company is generally required to place three types of bonds with an airport authority before it may take over operations at a concession. In connection with its bid, the Company is occasionally required to post a bond for the amount of capital improvements it is committed to make at the airport.

During commencement of construction for any specific construction project, the Company is required to post a construction bond for the specific facilities to be constructed. This bond terminates upon completion of each specific project and the bond for all of the capital improvements expires upon completion of all capital improvements for the airport. In addition, the Company is required to post a performance bond to cover some specified percentage of its minimum rent obligations. This bond remains in place during the term of the concession. To date the Company has not experienced significant difficulty in securing bonds for its obligations to various airport authorities. The Company's bonding capacity is limited by its size, and has therefore limited the projects on which it can bid. If the Company continues to grow, it anticipates increasing its bonding capacity and the ability to bid for larger projects at the largest domestic airports.

Typically the Company operates an existing facility for two to three months before beginning the remodeling of the site according to the specifications in our airport bid proposal. During the remodeling phase of an existing facility, which usually takes 45 to 60 days, the facility is either closed or serves at minimal levels. Once the remodeling is completed, the facility opens for full service, generally for most hours during which the airport is actively operating.


ACQUISITION OF GLADCO ENTERPRISES, INC.

On October 9, 2000, the Company completed the closing of the acquisition of GladCo Enterprises, Inc. ("GladCo"), a company located near Pittsburgh, Pennsylvania that currently manages concessions in five airports.

The Company completed the acquisition of GladCo in accordance with the terms of a Purchase Agreement. In accordance with the Purchase Agreement, the Company acquired 100% of the stock of GladCo, HLG Acquisition Corporation, a Pennsylvania corporation and an affiliate of GladCo, and HLG Franchise Marketing Company, a Pennsylvania limited partnership and an affiliate of GladCo, from Edwin L. Klett, Louis Coccoli, Jr., Herbert H. Gill and the Virgil A. Gladieux Marital Trust in consideration for an aggregate amount equal to $7,000,000 (subject to adjustments as set forth in the Purchase Agreement), payable as follows: (i) $300,000 in cash which had been prepaid as a deposit, (ii) the payment of all outstanding principal and accrued interest of, or assumption of obligations and liabilities as set forth in the Purchase Agreement, which were not in excess of $2,500,000; (iii) the issuance of shares of the Company's common stock equal to $500,000 divided by the average of the closing prices of our common stock on the NASDAQ Small Cap Market for each of the thirty trading days ending two days prior to closing of the transaction (this resulted in an average price of $7.18, which resulted in 69,638 shares issued); and (iv) approximately $3.7 million in cash. The Company agreed to register the shares of common stock, which it completed. The total issued shares to the sellers was approximately 0.1% of the Company's issued and outstanding common stock immediately after the acquisition.

The Company agreed to permit the sellers to elect, by written notice to the Company, to require the Company to repurchase the shares when they are freely tradable and registered at a price equal to the per share issuance price times the number of shares repurchased. The Company repurchased a total of 39,694 of these shares in June 2001 for total consideration of $285,003, leaving 29,944 of these shares outstanding.

The Company also agreed to increase the purchase price at any time up to one year from closing by $280,000 upon execution of a definitive lease, sub-lease or other operating agreement with respect to each of the two retail sites and commercial operations at the Newark, New Jersey International Airport. The Company signed a lease for the Newark, New Jersey International Airport within the one year period from closing. As a result, the Company fulfilled its obligation to increase the purchase price by $280,000.

The Company agreed to employ Mr. Coccoli in an executive capacity and as President of GladCo. The consideration exchanged pursuant to the Acquisition Agreement was negotiated between GladCo and the Company's management.

In evaluating GladCo as a candidate for the acquisition, the Company used criteria such as the value of the airport concession assets of GladCo, its airport relationships, cash flows, potential growth and its history with the various airport operations. The Company determined that the consideration for the merger was reasonable.

The Company obtained part of the funds for the acquisition of GladCo by the sale of approximately $2,500,000 in 7% Convertible Debentures due September 26,2003 (the "Debentures") to GCA Strategic Investment Fund Limited. The purchase price of the Debentures was 95% of the principal amount, or $2,375,000. The Debentures are convertible at the lower of 110% of the volume weighted average sales price of Creative Host's common stock on the day immediately preceding closing or 85% of the five lowest volume weighted average sales prices of the Company's common stock during the 25 days immediately preceding the date of a notice of conversion. The Company also issued 125,000 warrants to purchase common stock to GCA Strategic Investment Fund at an exercise price of 102% of the closing bid price on the day immediately preceding the Closing Date. The exercise price of the warrants is $6.85 per share. The Company agreed to register the shares of common stock issuable upon conversion of the Debentures and the shares issuable upon exercise of the warrants on Form S-3. The agreements provide certain negative covenants requiring compliance with terms by Creative Host and are adjustable upon certain events.

As part of the financing by GCA Strategic Investment Fund, the Company negotiated for and obtained the right to pay off the GCA investment through alternative financings. The Company paid off the $900,000 balance of the GCA note in July 2001. As of the date the note was retired, Global Capital had converted $1,100,000 of the debentures and $93,642 of related accrued interest into 1,345,003 shares of Creative Host common stock.

The Company intends to continue the historical businesses and proposed businesses of GladCo.

GladCo Enterprises, Inc. ("GladCo") is a Pittsburgh-based hospitality and service company with $10.5 million in annual revenues, that operates food and beverage concessions in five international airports, including Pittsburgh International; Atlantic City International; Logan International, in Boston; Albany International, in New York; and M.B.S. International in Freeland, Michigan. The Company operates 22 individual concessions within those airports. Those concessions, combined with Creative Host's current concessions, give the combined companies locations in a total of 25 airports nationally, and approximately 95 overall concessions within those airports. Management believes that the GladCo acquisition also improves each company's available co-branding product mix.

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

Upon completion of the acquisition, GladCo became a wholly-owned subsidiary of Creative Host, with no noticeable change to any of Gladco's storefronts, method of operation or GladCo's current management team, led by 30-year industry veteran, Louis Coccoli, Jr., who will remain President of GladCo. Through the acquisition, the Company enhanced our presence on the East Coast through representation by GladCo's corporate office in Pittsburgh.

GladCo currently manages concessions in five airports. GladCo has also signed a lease for three store locations in the Newark, New Jersey International Airport, with projected annual sales of more than $3.6 million. In addition to its own signature facilities, GladCo operates several national brands, including Schlotzky's Deli, Hot Licks Bar & Grill and Samuel Adams Brew Pub, and has an exclusive agreement with Yuengling Brewery, the oldest brewery in the United States.

The combined companies are expected to realize the benefits of having East Coast and West Coast offices, providing geographically appealing management, operations consolidation, additional industry contacts and clout, and creativity enhancements from combined co-branding and airport concessions experience. As a company, GladCo has focused its bids to include bar and lounge services that return higher margins than typical food service concessions, which compliment the Company's existing operations.


CONCESSION LOCATIONS

The following table identifies the Company's existing airport concessions and those which have been awarded and are expected to be in operation in 2002, including the facilities acquired when the Company purchased GladCo in October 2000:

                 EXISTING AND AWARDED CONCESSION LOCATIONS
                       Year Ended December 31, 2001

                                                             Date of
                                                             Completion
                                             Date            or Expected    Expiration
Name/Location of . . . . Description of      Commenced       Completion     Date of         2001
Concession . . . . . . . Concession          Operations      of Remodeling  Contract        Revenue
----------------------   ----------------    ------------    -------------  -----------     ----------
Charleston, SC (1) . . . Food and Beverage   July 2000       January 2001   January 2011    $1,787,617

Baton Rouge (1). . . . . Food and Beverage   July 1999       July 2000      July 2010       $  776,499

Shreveport,. . . . . . . Food and Beverage   May 1999        February 1996  November 2009   $  574,464
Louisiana (1). . . . . . . . . . . . . . .                   and May 1999

Midland, Texas (1) . . . Food and Beverage   January 1999    January 1999   September 2007  $  836,488

Ontario, California. . . Food and Beverage   September 1998  September      July 2008       $1,727,567
                                                               1998

John F. Kennedy. . . . . Food and Beverage   October 1999    July 1999      May 2008(2)     Franchise
International (2)                                                                           (8)

Greensboro   . . . . . . Food and Beverage   December 1997   November 1998  May 2008        $2,305,328
(Piedmont Triad)
North Carolina (1)

Sioux Falls, South . . . Food and Beverage   August 1997     March 1999     August 2007     $  708,188
Dakota (1) . . . . . . . Inflight Catering

Des Moines,. . . . . . . Food and Beverage   July 1997       November 1998  July 2007(3)    $1,556,172
Iowa (3)

Cedar Rapids,. . . . . . Master Concession;  November 1996   October 1997   March 2004(5)   $1,485,971
Iowa (1) . . . . . . . . Food and Beverage;
                         News & Gifts;
                         Specialty Stores;
                         Inflight Catering

Columbia,. . . . . . . . Food and Beverage;  October 1996    October 1997   October 2006(4) $1,271,700
South Carolina (1) . . . Catering

Allentown, . . . . . . . Food and Beverage   July 1996       January 1998   July 2006       $1,329,594
Pennsylvania . . . . . . Inflight Catering

Lexington, . . . . . . . Food and Beverage   July 1996       February 1997  July 2006       $  805,688
Kentucky (1) . . . . . . Inflight Catering

Roanoke, . . . . . . . . Food and Beverage   June 1996       January 1997   June 2006       $  576,995
Virginia(1). . . . . . . Inflight Catering

Freeland (MBS) . . . . . Food and Beverage   May 1996        May 1996       May 2006        $  844,233
Michigan (6)

Appleton,. . . . . . . . Food and Beverage   January 1996    January 1996   July 2005       $  373,735
Wisconsin(1)

Madison, . . . . . . . . Food and Beverage   January 1996    July 1996      January 2006    $1,030,010
Wisconsin (1)


(continued)


Portland . . . . . . . . Food and Beverage   October 1995    October 1995   June 2005       $  819,602
International(1)

Los Angeles. . . . . . . Food and Beverage   June 1995       September      June 2005(6)    $1,200,472
International(5)                                             1995

Denver . . . . . . . . . Food and Beverage   February 1995   One            June 2003 and   $1,150,516
International. . . . . .                                     completed      November 2006
                                                             February
                                                             1995

Albany,. . . . . . . . . Food and Beverage   February 1995   February 1995  February 2008   $1,442,308
New York (6)

Pittsburgh,. . . . . . . Food and Beverage   October 1992    October 1992   October 2006    $6,577,558

Orange County. . . . . . Food and Beverage   September 1990  December 2000  February 2001   Franchise
                                                                            (5)             (8)

Boston,. . . . . . . . . Food and Beverage   November 2001   Under          May 2003 (3)    $   99,992
Massachusetts (7). . . . . . . . . . . . .                   Negotiation

Newark,. . . . . . . . . Food and Beverage   October 2001    April 2002     September       $3,600,000
New Jersey . . . . . . .                                                    2008            (9)


(1) The Company is currently the sole food and beverage concessionaire at this airport.

(2) Delta Airlines, the owner of the airport terminal, has reserved the right under its concession agreement with the Company to recapture the premises upon 30 days notice and payment for the Company's improvements.

(3) The airport retains the right under the contract to recapture the premises upon payment for the Company's improvements.

(4) After the initial year of the term, the airport authority has the right to terminate the contract upon payment to the Company of its "remaining business interest" in the concession.

(5) After June 2001, this contract can be terminated by the airport upon 90 days notice.

(6) This contract was acquired by the Company when we purchased GladCo.

(7) The Company is currently negotiating with the airport for a longer-term contract.

(8) All of the locations with revenue listed in the last column of the table are Company-operated locations. Locations operated by franchisees are indicated with the word "Franchise" in the last column of the table.

(9) Three locations at this airport will become operational in 2002 with total estimated annual revenues of $3,600,000.

FRANCHISE OPERATIONS

From 1986 through 1994, the Company was actively engaged in the business of franchising restaurants under the "Creative Croissant" name. Unfortunately, the Company's restaurant franchise business was not successful, and, in 1990, it began the transition to company-owned airport concessions that is the major focus of its current business plan. The Company continues to have franchise relationships with the Orange County airport concessions that are operated by a franchisee.

The Company expects its revenues from franchising (approximately 0.1% of total revenues for the twelve month period ended December 31, 2001) to remain unchanged or decline over time as it concentrates on expanding its concession business and establishing facilities owned directly by the Company at airports, other captive audiences and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, the Company may continue to sell franchises in special situations when a franchise would be more advantageous to its business than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

MARKETING AND SALES

The Company's marketing strategy involves two fundamental components: (i) securing the concession and (ii) increasing sales once the concession has been granted. We plan to continue to concentrate our marketing and sales efforts on acquiring high volume concessions at airports and evaluating other public venues with high, captive pedestrian traffic such as sports stadiums, public libraries, universities/colleges, zoos and theme parks throughout the United States. For the near future, the Company intends to focus on the approximately 123 airports in the United States with over 400,000 enplanements per year. In those smaller regional airports, whenever possible the Company will seek to be the master concessionaire for all concession operations conducted at such airports.

The Company targets the airport concession business through its presence at airport authority association meetings and trade shows, its network of existing relationships in the airport business community, and through submission of bids in response to requests for proposals by airports. By continually monitoring the availability of proposals at airports throughout the nation, the Company seeks to be involved in every proposal that is economically feasible. In bidding for concessions, the Company primarily focuses on those airports with locations indicating that the concession will earn annual gross revenues of $500,000 to $2,000,000. Once a concession has been targeted, the Company develops a customized bid tailored to address a theme or culture specific to the concession location. Management is currently working with airport managers to design unique and exciting food court areas with a variety of food choices, comfortable seating and self-serve options without the inconveniences of traditional restaurants. The Company's proposals for airports may include children's play areas, reading areas, mini-libraries and/or computer services.

The Company's food and beverage facilities have traditionally been designed with a European flair for fresh, healthy and nutritious gourmet and specialty foods, served quickly and at value prices. We are diversifying into agreements with renowned food and beverage suppliers such as Carls Jr., Schlotzky's and TCBY Yogurt. The food and beverage concessions sell gourmet coffee beans as gift packages, colorful sports bottles and thermal coffee mugs featuring the "Creative Croissants-Registered Trademark" logo and key menu items, custom gift baskets and other promotional merchandise.

DISTRIBUTION

The Company relies on Sysco Corporation as its primary distributor for foodservice products to its customer locations. The Company's agreement with Sysco provides for customer service, delivery service and information services to be provided by Sysco. The Company's annual purchase volume from Sysco is approximately $7,000,000.

COMPETITION

The concession industry is extremely competitive and there are numerous competitors with greater resources and more experience than the Company has. The dominant competitors in the airport concession market are HMS Host and CA One Services, Inc., which have been serving the airport concession market for decades. HMS Host and CA One Services have established a marketing strategy of offering comprehensive concession services to airport authorities in which they submit a bid on an entire airport or terminal complex. They generally operate large airport master concessions with annual sales in excess of $2.2 million.

Other formidable competitors in the concession business, especially food and beverage, include Service America Corporation, Anton Food, Concession International and Air Host, Inc.

The Company is primarily focusing initially on smaller airport concessions where competition from large competitors is less intense. However, there are a limited number of concession opportunities domestically. If the Company achieves greater penetration in regional airports, it will be required to enter into larger domestic airports or other venues to sustain its growth. Entry into larger domestic airports will necessarily involve direct competition with HMS Host and CA One Services.

The Company strives to differentiate itself in all markets with the design and product mix it offers to each particular airport. The Company designs its concession bids and facilities around unique themes or concepts that it develops for each location. In this manner, the Company seeks to appeal to airport authorities that are seeking individual bidders with interesting and creative food concepts, both to boost the airport's income from percentage rents and to enhance the look and reputation of the airport and the cities it serves. The Company also offers a variety of food concepts with an emphasis on fresh foods and high quality, while maintaining value-oriented prices.

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

The Federal Aviation Administration requires airports receiving federal funds to award contracts for concession facilities producing at least 10% of total airport concession revenue to certain designated categories of entities that qualify as Disadvantaged Business Enterprises. The federal requirements do not specify the nature or manner in which the disadvantaged business must participate. Historically, companies in the industry have relied on hiring disadvantaged business employees, purchasing provisions from disadvantaged business suppliers, contracting for services from disadvantage businesses or subcontracting a portion of the concession to a disadvantaged business in order to meet this requirement. When the Company first entered the airport concession business, its Common Stock was owned entirely by the Company's President, Mr. Sayed Ali. As a result, the Company qualified as a disadvantaged business enterprise. The Company's status as a disadvantaged business enterprise assisted it in securing concession awards with several airports, and some of our concession agreements specify that we will retain our disadvantaged business status. As a result of our initial public offering and subsequent stock sales, Mr. Ali's ownership in our common stock decreased to approximately 12.9%. The Company does not know what impact this will have on our status as a disadvantaged business. The Company has succeeded in securing airport concession contracts at eight additional locations since its initial public offering, although it are not aware of the extent to which its disadvantaged business status, or lack thereof, was a factor in the airport authorities' decisions to award the Company such contracts. The Company will have to address the issue on an airport by airport basis. If necessary, it will comply with a particular airport's request for additional disadvantaged business participation through the industry practice of hiring or contracting with other disadvantaged businesses. The Company believes that it will retain its existing locations and can continue to secure new concessions on the basis of the products and services it offers and its industry reputation. To the extent its historic rate of success in securing airport concessions is attributable to its clear status as a disadvantaged business, the Company's growth rate may decline.

The restaurant industry and food manufacturing businesses are highly regulated by federal, state and local governmental agencies. Restaurants must comply with health and sanitation regulations and are periodically inspected for compliance. Labor laws apply to the employment of restaurant workers, including such matters as minimum wage requirements, overtime and working conditions. The Americans With Disabilities Act applies to the Company's facilities prohibiting discrimination on the basis of disability with respect to accommodations and employment. Food preparation facilities must comply with the regulations of the United States Department of Agriculture, as well as state and local health standards.

Franchising is regulated by the Federal Trade Commission and by certain state agencies, including the California Department of Corporations. In addition, the California Franchising Law contains specific restrictions and limitations on the relationship between franchisors and franchisees. Franchisors must file an annual Franchise Offering Circular with the Federal Trade Commission and certain states (many states do not regulate the offer and sale of franchises) every year.

EMPLOYEES

As of December 31, 2001, the Company had over 620 employees, including 17 in administration. The employees include approximately 260 who were employed by GladCo when the Company acquired that company in October 2000. As the Company expands and opens more concessions, it anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company has never had a collective bargaining agreement with its employees and it is not aware of any material labor disputes.

SEASONALITY

Historically, the Company has experienced seasonal variability in quarterly operating results with higher concessions revenues in the second and third quarters than the first and fourth quarters. The higher concession revenues in the second and third quarters improve profitability by increasing revenues and reducing the impact of fixed costs. This seasonal impact on operating results is expected to continue.


TRADEMARKS

The Company presently has one registered trademark with the United States Patent and Trademark Office on the Principal Register, registered as "Creative Croissants-Registered Trademark." In addition, the Company is in the process of filing trademark applications to register the name "Creative Host Services, Inc." and as its business develops, the Company plans to continue to develop merchandising of trademark products, such as clothing, drinking bottles, mugs and other similar products, utilizing its service marks and trademarks in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent it from using those trademarks in its business.


Item 2.  Description of Property.

The Company's executive offices are located in a 3,903 square foot facility at 16955 Via Del Campo, Suite 110, San Diego, California. The combined facility is covered by a five-year lease terminating March 31, 2007 with monthly payments of $6,683 plus common area maintenance charges.


Item 3.  Legal Proceedings.

The Company is not subject to any material legal proceedings. The Company is subject from time to time to legal claims in the ordinary course of its business. Management does not believe that any of these legal claims will have a significant adverse effect on its financial condition or business.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. ("NASDAQ") under the symbol CHST. The following table sets forth the range of high and low sales prices for Creative Host's Common Stock for each full quarterly period for the fiscal years ended December 31, 2001 and 2000, as reported by NASDAQ.

       Year       PERIOD                           High      Low
       ----    -------------                      ------    ------
       2001    First Quarter                      $ 3.21    $ 1.18
               Second Quarter                       1.69      0.82
               Third Quarter                        1.45      0.77
               Fourth Quarter                       1.31      0.90

       2000    First Quarter                       14.00      5.50
               Second Quarter                      28.15     10.37
               Third Quarter                       12.12      4.43
               Fourth Quarter                       8.73      1.81

HOLDERS

The number of record holders of the Common Stock was 100 on March 20, 2002. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held as such in " "street name." The Company believes that the number of beneficial owners of its Common Stock held by others in nominee names exceeds 1000 in number.


DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the future. Instead, the Company intends to retain future earnings, if any, to fund the development and growth of its business.

Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report, and other reports issued by the Company, contain statements that are forward looking. The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements and include, but are not limited to, statements relating to anticipated trends in revenues, plans for future expansion and other business development activities, including acquisition of new concessions as well as other capital spending, financing sources, the effects of regulation and competition, and the ability to increase net income and cash flow. Such forward-looking information involves numerous risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to additional capital necessary to complete construction of capital improvements awarded under existing and future concession agreements, possible early termination of concession contracts, possible delay in the commencement of concession operations at newly awarded concession facilities, the need and ability to attract and retain qualified management, governmental regulatory requirements including applications for licenses and approvals under applicable jurisdictional laws and regulations, the terms and conditions of any potential merger or acquisition of existing airport concession operations, the volatility of the Company's stock price and of securities markets in general, domestic and international economic conditions, debt service (including sensitivity to fluctuations in interest rates), the impact of terrorism and war on tourism and airline travel, and other factors discussed herein.


RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its Consolidated Financial Statements for the years ended December 31, 2001 and 2000 as discussed in Note 1 to the Company's Consolidated Financial Statements for the year ended December 31, 2001. The following management's discussion and analysis takes into account the effects of the restatements.


OVERVIEW

The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The restaurant franchise business has never been profitable. The Company has not sold a new franchise since 1994.

In 1990, the Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by one of the Company's franchisees. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport, where it was awarded a second concession in 1994 and two subsequent concessions in 1995. The success of the franchisees operating the Orange County and Denver

International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 96 concession locations at 24 airports. In 1996, the Company was awarded its first master concession contract for the airport in Cedar Rapids, Iowa, where it has the right to install and manage all food, beverage, news, gift and other services.

As a result of this transition in the Company's business, its historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. Over the past six years, revenues from concession operations have grown from 59% of total revenues in 1995 to nearly 100% of total revenues in 2001.

During the fiscal year ended December 31, 2001, the Company sold its interest in the assets and lease at its Asheville, North Carolina location and at one of its Denver, Colorado locations. The Company also sold the assets associated with its bakery operation in San Diego, California. These operations were under-performing.

The Company had a working capital deficit at December 31, 2001 of $503,062 compared to a working capital deficit of $831,503 at December 31, 2000. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the retirement of debt have placed demands on the Company's working capital. During the fiscal year ended December 31, 2001, the Company raised $364,362 in capital through the sale of assets, borrowed $1,268,000 through a bank loan at an average interest rate of approximately 9% per annum, and borrowed a net of $1,779,888 against a line of credit at an average interest rate of approximately 6% per annum.

The Company will have capital requirements in 2002 to finance the acquisition or construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, in-flight catering and other services. It is expected that the Company will have additional capital requirements to the extent that it wins additional contracts from its current and future airport concession bids, or enters into agreements to acquire existing airport concession businesses.

RESULTS OF OPERATIONS

The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of total revenues.

                                            YEAR ENDED
                                            DECEMBER 31,
                                          ----------------
                                            2001     2000
                                          ----------------
Revenues:
  Concessions. . . . . . . . . . .         99.7%     99.1%
  Franchise Royalties. . . . . . .          0.1       0.2
  Other. . . . . . . . . . . . . .          0.2       0.7
                                          ------    ------
  Total Revenues . . . . . . . . .        100.0%    100.0%

Operating Costs and Expenses:
  Cost of Goods Sold . . . . . . .         28.4      31.1
  Payroll and Employee Benefits. .         31.7      31.9
  Occupancy. . . . . . . . . . . .         15.5      15.0
  Selling. . . . . . . . . . . . .          9.0       7.9
  General and Administrative . . .          4.6       5.0
  Depreciation and Amortization. .          6.8       5.6
  Loss (Gain) on Sale of Assets. .          0.4         -
  Interest Expense, net . . . .  .          2.2       3.7
  Provision for Income Taxes . . .         (0.1)      0.1
  Gain on Extinguishment of Debt .         (0.4)        -
                                          ------    ------
  Net Income (Loss). . . . . . . .          1.9%    (0.3)%
                                          ======    ======


FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000.

REVENUES. The Company's gross revenues for the fiscal year ended December 31, 2001 were $30,745,851 compared to $23,725,859, for the fiscal year ended December 31, 2000. Revenues from concession activities increased $7,139,983 ($30,646,435 compared to $23,506,452) and food preparation center sales decreased $165,843 (from $171,463 to $5,620) while franchise royalties declined $7,305 (from $47,944 to $40,639), for the fiscal year ended December 31, 2001 as compared to the fiscal year ended December 31, 2000. The increase in total concession revenues was primarily attributable to $7,426,624 in additional revenue due to a full year of operations in 2001 of the GladCo locations acquired in 2000 and an increase of $822,430 due to a full year of operations in 2001 of two other locations opened in 2000. These increases were partially offset by a $496,906 decrease from 2000 to 2001 from three locations that operated for a full year in 2000, but did not operate for a full year in 2001 and a decrease of $612,165 from 2000 to 2001 at locations that operated for a full year during both years.

COST OF GOODS SOLD. The cost of goods sold for the fiscal year ended December 31, 2001 was $8,716,551 compared to $7,368,000 for the fiscal year ended December 31, 2000. As a percentage of total revenues, the cost of goods sold was 28% in 2001 and 31% in 2000. The improvement in cost of goods sold as a percentage of revenue is due to efficiencies at existing locations such as the consolidation of purchasing with Sysco (which has resulted in lower costs for products purchased from Sysco). On April 1, 2001, the Company entered into a new Master Distribution Agreement with Sysco Corporation that reflected a higher level of discounts due to the increased volume of purchases following the GladCo acquisition.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the fiscal year ended December 31, 2001 were $29,517,249, compared to $22,896,001 for the fiscal year ended December 31, 2000. Payroll expenses increased from $7,575,967 in 2000 to $9,746,338 in 2001. As a percentage of total revenues, payroll expense was 32% in both 2000 and 2001. The Company expects payroll expenses to increase in total dollar amounts with the addition of new concession facilities, but to decrease modestly as a percentage of revenues if existing facilities operate more efficiently and it continues to reap increasing benefits from the cost control measures implemented in 2000. Occupancy expenses increased from $3,563,886 in 2000 to $4,768,824 in 2001. As a percentage of total revenues, occupancy expenses were 15% in 2000 and increased to 16% in 2001. Selling expenses increased from $1,867,614 in 2000 to $2,772,040 in 2001. As a percentage of total revenues, selling expenses increased from 8% in 2000 to 9% in 2001. The increase in selling and occupancy expenses as a percent of total revenues is due to the acquisition of the GladCo business in October 2000, and the effect of the office in Pittsburgh for a full year in 2001. General and administrative expenses increased from $1,193,264 in 2000 to $1,428,234 in 2001. As a percentage of total revenues, general and administrative expenses were 5% in both 2001 and 2000.

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

OTHER INCOME AND EXPENSE. Loss on sale of assets for the year ended December 31, 2001 was $130,725. This loss represents the net effect of the sale of assets at two under-performing locations as well as the sale of certain other surplus bakery equipment. The aggregate operating loss from the two under-performing locations was $92,954 for the year ended December 31, 2001 and $57,601 for the year ended December 31, 2000. Gain on extinguishment of convertible debt for the year ended December 31, 2001 was $128,261. On the date of extinguishment of the convertible debt, the intrinsic value of shares into which the debt was convertible was $1,619,163, of which $677,249 related to the beneficial conversion feature. The extinguishment of this debt gave rise to a gain of $419,163 which is presented net of $290,902 related interest and discounting of the original note, resulting in the net gain on extinguishment of $128,261.

NET INCOME (LOSS). Net income for the fiscal year ended December 31, 2001 was $586,261 compared to a net loss of $(68,328) for the fiscal year ended December 31, 2000. Increased efficiencies at existing stores contributed approximately $67,000 to this increase in net income while a full year of operations in 2001 of the GladCo locations acquired in 2000 contributed the remainder of the increase.

SAME STORE SALES. We operated locations at seventeen airports during both the full fiscal years ended December 31, 2000 and December 31, 2001. Sales for those locations were $19,033,973 for the fiscal year ended December 31, 2000 and $18,416,539 for the fiscal year ended December 31, 2001, representing a decrease of $617,434, or 3.2%. This decrease was due to the effect of the September 11, 2001 terrorist attacks.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. In September 2000, the Company sold approximately $2,000,000 in 7% Convertible Debentures due September 26, 2003 to GCA Strategic Investment Fund Limited. The purchase price of the debentures was 95% of the principal amount, which after other fees resulted in net proceeds of $1,813,000. The debentures were convertible at the lower of 110% of the volume weighted average sales price of the Company's common stock on the day immediately preceding closing or 85% of the five lowest volume weighted average sales prices of its common stock during the 25 days immediately preceding the date of a notice of conversion. All of these debentures have either been converted or repurchased by the Company. The proceeds were utilized in the acquisition of GladCo Enterprises, Inc.

During the fiscal year ended December 31, 2001, we raised $364,362 in capital through the sale of assets, borrowed an additional $1,268,000 through a bank loan at an average interest rate of approximately 9% per annum, and borrowed a net of $1,779,888 against a line of credit at an average interest rate of approximately 6% per annum. As of December 31, 2001, $234,112 was available to the Company from its line of credit. The line of credit was originated with First National Bank of San Diego for $2,500,000 on November 13, 2000 and expires on October 31, 2003. The maximum borrowing allowed under the line is reduced by $125,000 each quarter. Financial covenants required by this line of credit include the following: a minimum current ratio of 90%; maximum debt to tangible net worth of .85 to 1; and minimum debt coverage of 1.70 to 1. As a result of the restatement of the Company's financial statements at December 31, 2001 (see Note 1 to the Company's consolidated financial statements), it did not meet the minimum current ratio, although this condition was subsequently met. The Company plans to pay off the line of credit by December 31, 2002. As of December 31, 2001, the Company had a working capital deficit of $503,062.

Cash increased $88,233 for the year ended December 31, 2001 compared to $1,523,032 for the year ended December 31, 2000. Net cash provided by operating activities for the year ended December 31, 2001 was $1,913,554 compared to $2,069,847 for the year ended December 31, 2000. Cash provided by financing activities for the year ended December 31, 2001 included $1,268,000 borrowed through a bank loan and $1,779,888 proceeds from a line of credit. Cash provided by financing activities for the year ended December 31, 2000 included $1,992,362 borrowed through notes and $6,387,332 proceeds from the issuance of capital stock. Cash provided by investing activities for the year ended December 31, 2001 included $364,362 proceeds from the sale of assets. Cash used for investing activities for the year ended December 31, 2001 included $2,143,486 for property and equipment and $528,460 for construction in progress. Cash used for investing activities for the year ended December 31, 2000 included $4,481,546 for property and equipment and $3,370,722 for the excess of the purchase price for GladCo Enterprises over the fair market value of its assets. Cash used for financing activities for the year ended December 31, 2001 included $168,368 to redeem common stock ($142,501 for redeemable common stock and $25,867 on the open market); $258,085 to redeem the equity feature of retired debt; $1,220,250 to retire debt; and, $918,922 for the principal portion of capitalized lease obligations. Cash used for financing activities for the year ended December 31, 2000 included $56,664 payments on a line of credit; $143,847 to retire debt; and, $873,730 for the principal portion of capitalized lease obligations.

While it is management's belief that there is sufficient cash to fund existing operations for the next twelve months, the Company may need to raise additional working capital in 2002 for construction and acquisition of new facilities. During the first two months of 2002, the Company raised approximately $945,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. Two investors subsequently rescinded their investments because they were unwilling to sign the subordination agreement required under the terms of the private placement and the Company refunded their investment in the total amount of $100,000. The convertible notes are convertible into a total of 804,762 shares of common stock, and the 633,750 warrants issued entitle the warrant holders to purchase a total of 633,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from the date of issuance. The Company terminated the offering in early March 2002. According to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants must be registered by the Company with the Securities and Exchange Commission.

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

The Company anticipates capital requirements of approximately $3.5 million in fiscal 2002 to complete the construction of improvements at concession facilities that have already been awarded. This includes approximately $2.2 million for the three concession locations the Company has been awarded at the Newark, New Jersey International Airport and approximately $1.3 million at other existing concession locations. The Company expects to meet its capital requirement for 2002 by financing equipment purchases through capital lease obligations, senior debt and cash provided by operating activities. Should the Company fail to raise the capital necessary to complete the construction of these improvements, the Company would be at risk of potentially losing the related contract. The Company may have more capital requirements than anticipated during 2002 if additional bids are won or additional airport concession facilities are acquired. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of the Company's capital requirements will depend upon the number of airport concession facilities that are subject to bid, as well as the number and size of any potential acquisition candidates that arise. The Company cannot be certain that it will have sufficient capital to finance its growth and business operations or that such capital will be available on terms that are favorable to it or at all.

The following table summarizes the Company's contractual obligations at December 31, 2001.

                                                              Payments Due by Period
--------------------------------------------------------------------------------------------------
Contractual Obligations                            Less than     1 to                      After
                                        Total       one year    3 years     4 to 5 years   5 years
----------------------------------  ------------  -----------  -----------  ------------  ----------
Long-term debt                      $  1,360,999  $   603,972  $   749,266  $      7,761  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Employment Contract - Mr. Ali       $    748,000  $   225,000  $   523,000             -           -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Employment Contract - Mr. Coccoli   $    567,000  $   160,000  $   407,000             -           -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Line of Credit - FNB-SD             $  1,779,888  $    29,888  $ 1,750,000             -           -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Capital Lease Obligations           $  2,750,568  $ 1,164,525  $ 1,583,007  $      3,036           -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Operating Leases                    $ 31,871,757  $ 5,431,550  $15,659,535  $  4,113,821  $6,666,851
----------------------------------  ------------  -----------  -----------  ------------  ----------
Total Contractual Cash Obligations  $ 39,078,212  $ 7,614,935  $20,671,808  $  4,124,618  $6,666,851
----------------------------------  ------------  -----------  -----------  ------------  ----------

The operating leases for the facilities, the capital leases on the equipment and the employment contracts are operating costs and will be paid with cash generated from operations. In 2001, income from operations was $1,228,602. The repayment of principal on the long-term debt and the line of credit will be paid either by cash generated from operations or refinanced at or before maturity. In 2001, the cash generated from operating activities totaled $1,913,554, which is in excess of the amount of the long-term debt repayment due in 2002.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements for the year ended December 31, 2001, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a review of the more critical accounting policies and methods used by the Company.

Revenue Recognition:

The Company records concession revenues as the sales are made, it record sales from the food preparation center upon shipment and it records revenues from in-flight catering upon delivery.

Goodwill:

In connection with the Company's acquisition of GladCo Enterprises, Inc., which was accounted for under the purchase method of accounting, the Company recorded goodwill. Until the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the Company amortized this goodwill using the straight-line method over the estimated useful life of twenty years. The Company periodically reviews the recoverability of the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing the forecasted future net cash flows from the operations to which the goodwill relates, based on management's best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the goodwill. If the carrying value was determined not to be recoverable from future operating cash flows, the goodwill would be impaired and the Company would be required to recognize an impairment loss. Impairment could result in a material adverse impact on the Company's operating results.

Income Taxes:

The Company reports deferred income taxes using the liability method. It recognizes deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company reduces deferred tax assets by a valuation allowance when, in its opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of cumulative losses in recent years, management evaluated its future prospects and considered the future benefit of its deferred tax assets in light of the historical operating results. Accordingly, the Company recorded a full valuation allowance against its deferred tax assets of $670,800 at December 31, 2001. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used.


 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement was effective January 1, 2002. The Company stopped amortizing goodwill effective January 1, 2002. The Company will conduct transitional impairment tests in 2002, to indicate any impairment of existing goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, The Company would capitalize the cost, thereby increasing the carrying amount of the related asset. The Company depreciates the capitalized asset's retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

On January 1, 2002, the Comany adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also addresses reporting the effects of a disposal of a segment of a business. The adoption of this new standard did not have a material impact on the Company's financial position or results of operations.


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections", which the Company does not believe will materially affect its financial statements. SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30.




Item 7. Financial Statements

CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS



AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2001 AND 2000:                                 Page
                                                                        ----

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                             F-2
  Consolidated Statements of Operations                                  F-3
  Consolidated Statements of Shareholders' Equity                        F-4
  Consolidated Statements of Cash Flows                                  F-6
  Notes to Consolidated Financial Statements                             F-8

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                       /s/ Stonefield Josephson,  Inc.
                           CERTIFIED PUBLIC ACCOUNTANTS

                           Santa Monica, California
                           March 15, 2002 (except for
                           Notes (1) and (6) as to which
                           the date is November 7, 2002)

           CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2001

                                                              ASSETS
                                                          (As restated-
                                                            see Note 1)
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,801,288
  Receivables, net of allowance of $33,985. . . . . . .       533,137
  Inventory . . . . . . . . . . . . . . . . . . . . . .       451,734
  Prepaid expenses and other current assets . . . . . .       311,848
                                                         ------------
          Total current assets. . . . . . . . . . . . .     3,098,007

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization . . . . . . . . . . . .    15,892,732

OTHER ASSETS:
  Deposits. . . . . . . . . . . . . . . . . . . . . . .       295,261
  Goodwill, net . . . . . . . . . . . . . . . . . . . .     4,272,119
  Other assets. . . . . . . . . . . . . . . . . . . . .       103,581
                                                         ------------
          Total other assets. . . . . . . . . . . . . .     4,670,961
                                                         ------------
                                                         $ 23,661,700
                                                         ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses . . . . . . . .  $  2,017,778
  Current maturities of notes payable . . . . . . . . .       603,972
  Current maturities of leases payable. . . . . . . . .       916,302
  Income taxes payable. . . . . . . . . . . . . . . . .        63,017
                                                         ------------
          Total current liabilities . . . . . . . . . .     3,601,069

LINE OF CREDIT. . . . . . . . . . . . . . . . . . . . .     1,779,888

NOTES PAYABLE, less current maturities. . . . . . . . .       757,027

LEASES PAYABLE, less current maturities . . . . . . . .     1,429,217
                                                         ------------
          Total Liabilities . . . . . . . . . . . . . .     7,567,201

REDEEMABLE COMMON STOCK . . . . . . . . . . . . . . . .       214,997

SHAREHOLDERS' EQUITY:
  Common stock; no par value, 20,000,000 shares
    authorized, 7,806,018 shares issued and outstanding    16,912,900
  Additional paid-in capital. . . . . . . . . . . . . .       879,111
  Accumulated deficit . . . . . . . . . . . . . . . . .    (1,912,509)
                                                         ------------
          Total shareholders' equity. . . . . . . . . .    15,879,502
                                                         ------------
                                                         $ 23,661,700
                                                         ============

See accompanying independent auditors' report and notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year ended          Year ended
                                                          December 31, 2001    December 31, 2000
                                                          -----------------    -----------------
                                                           (As restated-
                                                              see Note 1)
REVENUES:
  Concessions . . . . . . . . . . . . . . . . . . . .      $   30,646,435       $   23,506,452
  Food preparation center sales . . . . . . . . . . .               5,620              171,463
  Franchise royalties . . . . . . . . . . . . . . . .              40,639               47,944
  Other . . . . . . . . . . . . . . . . . . . . . . .              53,157                    -
                                                            --------------       --------------
          Total revenues. . . . . . . . . . . . . . .          30,745,851           23,725,859
                                                            --------------       --------------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold. . . . . . . . . . . . . . . . .           8,716,551            7,368,000
  Payroll and other employee benefits . . . . . . . .           9,746,338            7,575,967
  Occupancy . . . . . . . . . . . . . . . . . . . . .           4,768,824            3,563,886
  Selling expenses. . . . . . . . . . . . . . . . . .           2,772,040            1,867,614
  General and administrative. . . . . . . . . . . . .           1,428,234            1,193,264
  Depreciation and amortization . . . . . . . . . . .           2,085,262            1,327,270
                                                            --------------       --------------
          Total operating costs and expenses. . . . .          29,517,249           22,896,001
                                                            --------------       --------------
INCOME FROM OPERATIONS. . . . . . . . . . . . . . . .           1,228,602              829,858
                                                            --------------       --------------
OTHER EXPENSES:
  Loss on sale of assets. . . . . . . . . . . . . . .             130,725                    -
  Interest expense. . . . . . . . . . . . . . . . . .             661,630              529,965
  Interest charge related to beneficial conversion feature              -              352,941
                                                            --------------       --------------
  Total other expense . . . . . . . . . . . . . . . .             792,355              882,906

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES . . .             436,247              (53,048)

PROVISION FOR INCOME TAXES, current . . . . . . . . .              98,300               20,280
INCOME TAX BENEFIT, deferred. . . . . . . . . . . . .            (120,053)              (5,000)
                                                            --------------       --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . .             458,000              (68,328)
                                                            --------------       --------------
EXTRAORDINARY ITEM:
  Gain on extinguishment of convertible debt - net. .            (128,261)                   -
                                                            --------------       --------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .       $     586,261        $     (68,328)
                                                            ==============       ==============
NET INCOME (LOSS) PER SHARE -
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . .                0.06                (0.01)
                                                            --------------       ==============
  EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . .                0.02                    -
                                                            --------------
--------------
  Net Income (loss), basic and diluted. . . . . . . .       $        0.08        $       (0.01)
                                                            ==============       ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  basic . . . . . . . . . . . . . . . . . . . . . . .           7,386,478            5,887,953
                                                            ==============       ==============
  diluted . . . . . . . . . . . . . . . . . . . . . .           7,413,411            5,887,953
                                                            ==============       ==============


See accompanying independent auditors' report and notes to consolidated financial statements.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Additional                 Total
                                 Common stock           paid-in      Accumulated    shareholders'
                             Shares       Amount        capital        deficit          equity
                            ---------   ----------    -----------     -----------    ------------
Balance as previously
reported at January 1,
2000                        4,369,887   $ 7,769,665    $  922,472     $(2,287,442)   $ 6,404,695

Prior period adjustment
(See Note 1)                                                             (143,000)      (143,000)
                            ---------    ----------     ---------       ----------     ----------
Balance as restated
at January 1, 2000          4,369,887     7,769,665       922,472      (2,430,442)     6,261,695
(See Note 1)

Warrants exercised in
exchange for common stock     812,571     2,717,323                                    2,717,323

Conversion of convertible
debt                          573,857     1,478,348                                    1,478,348

Net proceeds from issuance
of common stock               597,700     3,493,409                                    3,493,409

Stock options exercised in
exchange for common stock      70,500       114,600                                      114,600

Common stock issued for
services                       20,000       133,750                                      133,750

Issuance of warrants in
connection with financing                                 450,450                        450,450

Issuance of warrants in
connection with settlement
agreement                                                  10,250                         10,250

Intrinsic value of
beneficial conversion
feature issued in
connection with financing                                 352,941                        352,941

Net loss for the year
ended December 31, 2000                                                   (68,328)       (68,328)

Balance as restated at
  December 31, 2000         6,444,515    15,707,095     1,736,113      (2,498,770)    14,944,438
                            ---------   -----------   -----------      -----------    ----------



See accompanying independent auditors' report and notes to consolidated financial statements.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)



                                          Additional                 Total
                                 Common stock           paid-in      Accumulated    shareholders'
                             Shares       Amount        capital        deficit          equity
                            ---------   ----------    -----------     -----------    ------------

Conversion of convertible
debt                        1,345,003     1,193,642                                    1,193,642

Common stock issued
for services                   39,000        38,030                                       38,030

Retire discount on debt
converted to common stock                                  (179,753)                    (179,753)

Retire balance of
beneficial conversion
feature issued in
connection with financing                                  (677,249)                   (677,249)

Purchase common stock on
open market                   (22,500)      (25,867)                                    (25,867)

Net income for the year
ended December 31, 2001                                                   586,261       586,261
                            ----------   -----------   ------------   -----------    ----------

Balance as restated at
 December 31, 2001           7,806,018   $16,912,900   $    879,111   $(1,912,509)  $15,879,502
                            ==========   ===========   ============   ===========   ===========


See accompanying independent auditors' report and notes to consolidated financial statements.

              CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Year ended           Year ended
                                            December 31, 2001    December 31, 2000
                                            -----------------    -----------------
CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . .   $        586,261     $         (68,328)
                                            -----------------    ------------------
 ADJUSTMENTS TO RECONCILE NET INCOME/
  (LOSS) TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
      Depreciation and amortization . . .          2,085,262             1,327,270
      Provision for bad debts . . . . . .            (17,589)               12,608
      Amortization of debenture discount.            101,056                38,806
      Loss on sale of assets. . . . . . .            130,725                     -
      Gain on extinguishment of debt. . .           (128,261)                    -
      Intrinsic value of beneficial
        conversion feature. . . . . . . .                  -               352,941
      Income tax benefit - deferred . . .                  -                (5,000)
      Value of warrants issued in
      connection with settlement agreement                 -                10,250

 CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
      Accounts receivable . . . . . . . .            131,428               (75,428)
      Inventory . . . . . . . . . . . . .             13,747              (108,011)
      Prepaid expenses and
        other current assets. . . . . . .           (122,348)             (116,763)
      Deposits and other assets . . . . .            (87,076)             (281,013)

  INCREASE (DECREASE) IN LIABILITIES:
      Accounts payable and
        accrued expenses. . . . . . . . .           (636,237)              874,024
      Deferred taxes. . . . . . . . . . .            (97,940)                    -
      Income taxes payable. . . . . . . .             (45,474)             108,491
                                            ------------------   ------------------
          Total adjustments . . . . . . .           1,327,293            2,138,175
                                            ------------------   ------------------
          Net cash provided by
            operating activities. . . . .           1,913,554            2,069,847
                                            ------------------   ------------------
CASH FLOWS PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES:
  Property and equipment. . . . . . . . .          (2,143,486)          (4,481,546)
  Construction in progress. . . . . . . .            (528,460)                   -
  Excess of purchase price over
    fair market value of assets . . . . .                   -           (3,370,722)
  Proceeds from sale of assets. . . . . .             364,362                    -
                                            ------------------   ------------------
          Net cash used for
            investing activities. . . . .          (2,307,584)          (7,852,268)
                                            ------------------   ------------------
CASH FLOWS PROVIDED BY (USED FOR)
 FINANCING ACTIVITIES:
  Proceeds from notes payable . . . . . .           1,268,000            1,992,362
  Proceeds from (payments on)
   line of credit, net. . . . . . . . . .           1,779,888              (56,664)
  Net cash amount paid upon retirement of
   beneficial conversion feature . . .  .            (258,085)                   -


                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                               Year ended           Year ended
                                            December 31, 2001    December 31, 2000
                                            -----------------    -----------------
Issuance of capital stock . . . . . . .                                6,387,332
  Redeem common stock . . . . . . . . . .            (168,368)                   -
  Repayment on notes payable. . . . . . .          (1,220,250)            (143,847)
  Repayment on leases payable . . . . . .            (918,922)            (873,730)
                                            ------------------   ------------------
Net cash provided by
  financing activities. . . . . . . . . .             482,263            7,305,453
                                            ------------------   ------------------
NET INCREASE IN CASH. . . . . . . . . . .              88,233            1,523,032
CASH, beginning of year . . . . . . . . .           1,713,055              190,023
                                            ------------------   ------------------
CASH, end of year . . . . . . . . . . . .   $       1,801,288    $       1,713,055
                                            ==================   ==================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest paid . . . . . . . . . . . . .   $         560,574    $         557,811
                                            ==================   ==================
  Income taxes paid . . . . . . . . . . .   $          99,155    $           5,845
                                            ==================   ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Notes payable and accrued interest
    converted to common stock . . . . . .   $       1,193,642    $       1,505,000
                                            ==================   ==================
  Intrinsic value of warrants
    issued with common stock. . . . . . .   $               -    $         647,444
                                            ==================  ===================
  Common stock issued in
    exchange for outstanding
    stock of GladCo Enterprises, Inc. . .   $               -    $         500,000
                                            ==================   ==================
  Equipment acquired and financed
    by a capital lease. . . . . . . . . .   $          47,473    $         252,142
                                            ==================   ==================
  Equipment acquired and financed
    by a note . . . . . . . . . . . . . .   $          12,223    $               -
                                            ==================   ==================
  Deferred tax liability arising
    from business combination . . . . . .   $               -    $         200,000
                                            ==================   ==================
  Common stock issued in
    exchange for services . . . . . . . .   $          38,030    $         133,750
                                            ==================   ==================
  Common stock redeemed
    by issuing notes. . . . . . . . . . .   $         142,501    $               -
                                            ==================   ==================
  Notes issued in settlement
    of a contingent liability . . . . . .   $         105,000    $               -
                                            ==================   ==================
  Retire discount on debt converted
      to common stock         . . . . . .   $         179,753    $               -
                                            ==================   ==================

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

                            REVENUE RECOGNITION:

Concession revenues are recorded as the sales are made, sales from the food preparation center are recorded upon shipment and revenues from in-flight catering are recorded upon delivery. Revenues from the initial sale of individual franchises are recognized, net of an allowance for uncollectible amounts and any commissions to outside brokers, when substantially all significant services to be provided by the Company have been performed.

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

              CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                                 FAIR VALUE:

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

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

                                  GOODWILL:

In connection with its acquisition of GladCo Enterprises, Inc., which was accounted for under the purchase method of accounting, the Company recorded goodwill. The goodwill was amortized through December 31, 2001 using the straight-line method over the estimated useful life of twenty years. The Company will continually evaluate the existence of goodwill impairment in accordance with the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

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

             CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               YEARS ENDED DECEMBER 31, 2001 AND 2000


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

                             EARNINGS PER SHARE:

Earnings per share was computed based upon the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. For the fiscal year ended December 31, 2001, the weighted average shares used to compute diluted earnings per share includes the effects of 26,933 options to purchase common stock. Common stock equivalents, which consist of 385,103 and 208,000 shares of options and 728,946 and 608,575 shares of warrants, have not been included in the earnings per share computation for the years ended December 31, 2001 and 2000, respectively, as the amounts are anti-dilutive.

                                    CASH:

EQUIVALENTS
-----------
For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION
-------------
The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

              CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2001 AND 2000


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

                          SEGMENT INFORMATION:

The Company currently considers its business to consist of one reportable operating segment.

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

In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Boards ("APB") Opinion No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB Opinion 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this pronouncement did not affect the Company''s financial position or results of operations since the Company has not participated in such activities covered under this pronouncement since its adoption.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001,


See accompanying independent auditors' report.

CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2001 AND 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. After adoption of this pronouncement the Company will no longer amortize goodwill (approximately $227,000 during the year ended December 31, 2001), but instead will test goodwill for impairment at least annually.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FAS No. 13 and Technical Corrections", which the Company does not believe will materially affect its financial statements. SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30.


See accompanying independent auditors' report.

              CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2001 AND 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PRIOR PERIOD ADJUSTMENTS:

As of January 1, 2000, a change was made to the Company's retained earnings to properly account for vacation pay. The adjustment increased the accumulated deficit and accrued expenses by $143,000. There was no impact on the results of operations for 2001 or 2000. Additionally, for the year ended December 31, 2001, the Company has reclassified the gain on the extinguishment of debt as an extraordinary item in its consolidated statements of operations. The reclassification of the gain on extinguishment of debt as an extraordinary item resulted in the following changes in dollar and per share amounts:

                                                  As Previously
                                                     Reported     As Restated
                                                  -------------   -----------
       Income before extraordinary item            $   586,261    $   458,000
       Extraordinary item                                    -        128,261
                                                    ----------     ----------
       Net income                                  $   586,261    $   586,261
                                                    ==========     ==========
       Net income per share - basic:
       Income before extraordinary item            $      0.08    $      0.06
       Extraordinary item                                    -           0.02
                                                    ----------     ----------
       Net income                                  $      0.08    $      0.08
                                                    ==========     ==========
       Net income per share - diluted:
       Income before extraordinary item            $      0.08    $      0.06
       Extraordinary item                                    -           0.02
                                                    ----------     ----------
       Net income                                  $      0.08    $      0.08
                                                    ==========     ==========

(2) PROPERTY AND EQUIPMENT:

A summary at December 31, 2001 is as follows:

         Food and beverage concession equipment           $   16,209,560
         Leasehold improvements                                3,881,472
         Office equipment                                        189,779
         Construction in progress                                362,490
                                                            ------------
                                                              20,643,301
         Less accumulated depreciation and amortization        4,750,569
                                                            ------------
         Property and Equipment - Net of depreciation     $  15,892,732

Depreciation and amortization expense totaled $1,799,519 and $1,252,667 for the years ended December 31, 2001 and 2000, respectively.

See accompanying independent auditors' report.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2001 AND 2000



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


                                 OTHER ASSETS
                                 ------------

A summary of the components of other assets at December 31, 2001 is as follows:

                  Franchise  costs                 $     335,909
                  Loan  fees                              72,218
                  Other                                   28,278
                                                     -----------
                                                         436,405
                  Less  accumulated  amortization        332,824
                                                    ------------
                                                   $     103,581
                                                    ============

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

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2001 AND 2000



(5) NOTES PAYABLE:

A summary is as follows:

Note payable to a bank, interest at 9% per annum,
  due July 2004 . . . . . . . . . . . . . . . . . . . . . . .     $   1,033,333
Notes payable to former shareholders, interest at 9% per annum,
  due in monthly installments of $8,493 through December 2002 .          97,114
Notes payable to former shareholders, interest at 9% per annum,
  due in monthly installments of $4,797 through December 2003 .         105,000
Note payable to a finance company, interest at 13.1% per annum,
  due in monthly installments of $1,264 through April 2004. . .           8,923
Note payable to a finance company, interest at 11.1% per annum,
  due in monthly installments of $7,909 through May 2002. . . .          38,472
Note payable to a corporation, interest at 8% per annum,
 due in monthly installments of $1,784 through May 2006 . . . .          78,157
                                                                   ------------
                                                                      1,360,999
Less current maturities . . . . . . . . . . . . . . . . . . . .         603,972
                                                                   ------------
                                                                  $     757,027
                                                                   ============

The following is a summary of the principal amounts payable over the next five years and thereafter:



                           2002     $     603,972
                           2003           476,181
                           2004           253,252
                           2005            19,833
                           2006             7,761
                                        ---------
                                    $   1,360,999
                                        =========


                            CONVERTIBLE DEBENTURES
                            ----------------------
In September 2000, the Company entered into a purchase agreement with an investment company to issue a total of $2,500,000 convertible debentures with interest at 7% per annum at a 5% discount rate and a warrant to purchase 125,000 shares of the Company's common stock at an exercise price of $6.86 per share. In September 2000, the Company issued $2,000,000 of the convertible debenture at a 5% discount rate, or $100,000, and the warrant. A payment of interest only is payable on the last day of each quarter starting December 31, 2000. The remaining principal balance of the debenture is payable in full in September 2003. The debentures are convertible at the option of the holder at any time after October 26, 2000 at the lesser of

See accompanying independent auditors' report.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2001 AND 2000


(5) NOTES PAYABLE, CONTINUED:


$7.70 per share or 85% of the average of the 5 lowest volume weighted average sales prices of the common stock during the past 25 trading days immediately preceding the notice of conversion. The intrinsic value of the beneficial conversion feature totaled $352,941 and has been charged to interest expense pursuant to EITF 98-5. The debenture is collateralized by substantially all assets of the Company. The fair value of the associated warrant was determined based on the Black-Scholes pricing method. The value of the warrant totaled $450,450 and was included in paid-in capital at December 31, 2000. The debenture, net of discounts totaling $550,450, has an effective interest rate of 30.2%. The discount is being amortized to interest expense over the life of the debenture using the interest rate method.

During the year ended December 31, 2001, $1,193,642 of the outstanding debenture, including related interest was converted to 1,345,003 shares of common stock at an average rate of $0.89 per share and required the write-off of unamortized discount totaling $179,753.

In August 2001, the Company paid-off the remaining convertible debenture balance of $941,915, for $1,200,000 cash, including principal and interest, before its expiration date, with cash obtained through bank financing. On the date of retirement, the intrinsic value of shares into which the debt was convertible was $1,619,163, of which $677,249 related to the beneficial conversion feature. The extinguishment of this debt gave rise to a gain of $419,163 (which is presented on the Statement of Operations and the Statement of Cash Flows net of related unamortized loan origination costs of $60,069 and unamortized discount of $230,833, giving rise to a net gain of $128,261) and required cash of $258,085 as the negotiated cost of the early retirement, for the year ended December 31, 2001.

The Company does not expect to issue the remaining $500,000 of convertible debentures under the purchase agreement.


(6) LINE OF CREDIT:

The Company has a revolving line of credit with a bank expiring October 31, 2003. The line of credit originated on November 13, 2000, with maximum borrowing capacity of $2,500,000. The maximum borrowing allowed is reduced by $125,000 each quarter. The line incurs an interest rate of 0.25% under the bank's reference rate. The line is collateralized by inventory, furniture, equipment and intangible property. $1,779,887 was due the bank on the line at December 31, 2001.


See accompanying independent auditors' report.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2001 AND 2000

(6) LINE OF CREDIT, CONTINUED:


The Company must maintain the following covenants:

          Debt to worth                  .85: 1.0
          Current ratio                  .9 : 1.0
          Debt coverage ratio           1.7 : 1.0 to June 30, 2002
                                        1.8 : 1.0 to December 31, 2002
                                        2.0 : 1.0 thereafter
         Capital expenditures limit   $5,000,000 per year
         Acquisition limit            $5,000,000 per year

As a result of the restatement of the Company's financial statements, (see
Note 1) at December 31, 2001, the Company did not meet the minimum current ratio, although this condition was subsequently met. The Company plans to pay off this line of credit by December 31, 2002.


(7) LEASES PAYABLE:

Equipment leases payable to a finance company with an approximate average interest at 14.3%, are due in monthly installments through the year 2006, and are secured by food and beverage concession equipment.

The following is a summary of the principal amounts payable under capital leases over the next five years:

                    2002                              $     1,164,525
                    2003                                      980,449
                    2004                                      588,424
                    2005                                       14,134
                    2006                                        3,036
                                                            ---------
                    Total  minimum  lease  payments         2,750,568
                    Less  amount  representing  interest      405,049
                                                           ----------
                    Present value of net minimum
                    lease payments                          2,345,519
                    Less  current  maturities                 916,302
                                                            ---------
                                                          $ 1,429,217


See accompanying independent auditors' report.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001 AND 2000


(8) INCOME TAXES:

For federal income tax return purposes, the Company has available net operating loss carryforwards of approximately $850,000, which expire through 2019 and are available to offset future income tax liabilities. Due to the completion of the Company's initial public offering, there are significant limitations on the Company's ability to utilize this operating loss carryforward.

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                           2001        2000
                                                       ----------  ----------
Current deferred tax asset (liability)
 arising from:
  Net operating loss carryforward. . . . . . . . . . . $ 289,900   $ 822,800
  Accrued vacation . . . . . . . . . . . . . . . . . .    27,200           -
  State income taxes . . . . . . . . . . . . . . . . .    26,600           -
  Allowance for doubtful accounts. . . . . . . . . . .    14,600           -
  AMT credit . . . . . . . . . . . . . . . . . . . . .    20,000           -
  Insurance claim receivable . . . . . . . . . . . . .   (81,500)          -
                                                       ---------   ---------
                                                         296,800     822,800
Less valuation allowance . . . . . . . . . . . . . . .  (296,800)  (822,800)
                                                       $       -   $       -
                                                       ==========  ==========
Long-term deferred tax asset (liability)
 arising from:
  Depreciation and amortization. . . . . . . . . . . . $ 845,800   $  97,060
  Non-taxable business combination . . . . . . . . . .  (195,000)   (200,000)
                                                       ----------  ----------
                                                         650,800    (102,940)
  Amortization of deferred tax . . . . . . . . . . . .    20,000       5,000
                                                       ----------  ----------
                                                         670,800     (97,940)
Less valuation allowance . . . . . . . . . . . . . . .  (670,800)          -
                                                       ----------  ----------

                                                       $       -   $ (97,940)
                                                       ==========  ==========


See accompanying independent auditors' report.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2001 AND 2000


(8) INCOME TAXES, CONTINUED:

Reconciliation of the Federal income tax expense (benefit) to the statutory rate is as follows.

                                                2001       2000
                                               ------     ------
     Net Income (loss) before taxes           $    436,247  $ (53,048)
     Statutory Rate                                    34%        34%
     Federal income tax expense (benefit)          148,324    (18,036)

     Amortization of goodwill not deductible
      for income tax purposes . . .  . . .          77,303     20,216
     Other adjustments - net                       (15,793)    (2,180)
     State income taxes. . . . . . . . . . .        78,300     20,280
     Net operating loss carryforward . . . .      (289,887)         -
                                                -----------  --------
     Less valuation allowance. . . . . . . .       (20,000)    (5,000)
                                                -----------  --------
                                             $     (21,753)  $ 15,280
                                                ===========  ========

During 2001, the Company had an extraordinary gain on extinguishment of debt in the amount of $128,261. There was no tax expense associated with this extraordinary item as the amount did not give rise to taxable income.


(9) COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES
----------------

The Company leases its office facility and concession locations under various operating lease agreements expiring through 2010. Rental expense under operating leases totaled $4,523,047 and $3,577,693 for 2001 and 2000, respectively. As of December 31, 2001, future minimum rental payments required under operating leases, exclusive of additional rental payments based on concession sales and number of enplanements, are as follows:

      Year  ending  December  31,
          2002                                   $     5,431,550
          2003                                         5,479,477
          2004                                         5,238,386
          2005                                         4,941,672
          2006                                         4,113,821
          Thereafter                                   6,666,851
                                                       ---------
                                                 $    31,871,757
                                                      ==========

See accompanying independent auditors' report.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2001 AND 2000


(9) COMMITMENTS AND CONTINGENCIES, CONTINUED:

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

CAPITAL IMPROVEMENTS
--------------------

The Company plans to make capital improvements at two of its locations. The cost of the capital improvements is estimated at approximately $3,500,000, excluding capitalized interest. Generally our sub-contractor will provide the construction bonds for the planned capital improvements. No construction bonds are outstanding in the name of the Company. The construction is expected to be completed in 2002.


EMPLOYMENT AGREEMENTS
---------------------

The Company has an employment agreement with its chairman of the board providing for total compensation of $748,000 through the year 2004. The Company also has an employment agreement with Louis Coccoli, Jr. providing for total compensation of $562,500 through the year 2005.

(10) REDEEMABLE COMMON STOCK:

On October 9, 2000, the Company acquired for approximately $7.3 million all of the outstanding stock of Gladco Enterprises, Inc., and related entities, an operator of airport food concessions based in Pittsburgh, Pennsylvania. The purchase consideration consisted of approximately $6.5 million cash, 69,638 shares of the Company's common stock valued at $500,000 and contingent consideration of $280,000 which was paid during 2001. The Company agreed to permit the sellers to elect to require the Company to repurchase these shares when they are freely tradable at a price equal to the per share issuance price times the number of shares repurchased. In December 2001, 39,694 of these shares were redeemed for $142,502 cash and by issuing notes for $142,501. At December 31, 2001, 29,944 of these shares remain outstanding. Accordingly, these shares are excluded from stockholders' equity. The contingent consideration resulted from the Company's execution of a lease agreement for the Newark, New Jersey International Airport within one year from the acquisition date.


See accompanying independent auditors' report.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001 AND 2000


(11) COMMON STOCK:

In September 2000, one purchase warrant was issued to an investment company in connection with a convertible debenture. The warrant entitles the holder to purchase 125,000 shares of the Company's common stock at an exercise price of $6.86 per share. The warrants are exercisable immediately and expire in September 2003.

In January through July 2000, shareholders exercised 512,450 warrants to purchase shares of common stock at an exercise price of $5.40 per share. The exercises generated proceeds, net of costs, totaling $2,567,898.

In 2000, warrants to purchase 81,500 shares of stock were exercised for net proceeds of $149,425.

In 2000, individuals exercised 229,100 warrants to purchase common stock. The individuals exercised the warrants on a "cashless" basis and as a result were issued 218,621 shares of the Company's common stock.

In 2000, employees and directors of the Company exercised 70,500 options to purchase shares of common stock at an average exercise price of $1.63 per share. The exercises generated proceeds totaling $114,600. In 2000, the Company commenced three private placement offerings of 261,700, 211,000 and 125,000 shares of the Company's common stock at a purchase price of $5.00, $7.25 and $7.00 per share, respectively. The offerings generated proceeds, net of offering costs, totaling $1,133,120, $1,485,289 and $875,000, respectively.

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

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2001 AND 2000


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

The number and weighted average exercise prices of options granted under both plans, for the years ended December 31, 2001 and 2000 are as follows:

                                             2001             2000
                                        ---------------  ---------------
                                                Average          Average
                                                Exercise        Exercise
                                        Number  Price     Number   Price
                                       -------  -------  -------  ------
Outstanding at beginning of the year   208,000  $  4.31  226,500  $2.89
Granted during the year. . . . . . .   205,000     1.17   67,000   6.20
Exercised during the year. . . . . .         -        -   70,500   1.63
Expired during the year. . . . . . .     6,000     4.07   15,000      -
Outstanding at end of the year . . .   407,000     2.93  208,000   4.31
Exercisable at end of the year . . .   260,666     3.19  159,500   3.80


The following table summarizes information about stock options outstanding at December 31, 2001.

                                  Weighted
                                  Average       Weighted   Weighted
Range of. . .  Number             Remaining     Average    Number              Average
Exercise. . .  Outstanding at     Contractual   Exercise   Exerciseable at     Exercise
Prices. . . .  December 31, 2001  Life          Price      December 31, 2001   Price
-------------  -----------------  ------------  ---------  ------------------  ---------
0.01 - $1.00             15,000    7.79 years  $    0.93              15,000  $     .93
-------------  -----------------  ------------  ---------  ------------------  ---------
1.01 - $2.00            203,500    9.29 years  $    1.16              83,500  $    1.16
-------------  -----------------  ------------  ---------  ------------------  ---------
2.01 - $3.00              2,500    4.04 years  $    2.13                   -          -
-------------  -----------------  ------------  ---------  ------------------  ---------
3.01 - $4.00            105,000    4.39 years  $    3.55             105,000  $    3.55
-------------  -----------------  ------------  ---------  ------------------  ---------
4.01 - $5.00             20,000    2.65 years  $    4.41              16,666  $    4.31
-------------  -----------------  ------------  ---------  ------------------  ---------
5.01 - $7.00             61,000    7.93 years  $    6.33              40,500  $    6.33
-------------  -----------------  ------------  ---------  ------------------  ---------
                        407,000    7.41 years  $    2.71             260,666  $    3.11
               =================  ============  =========  ==================  =========


See accompanying independent auditors' report.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001 AND 2000


(12) STOCK OPTIONS, CONTINUED:

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

Proforma information regarding net income (loss) and income (loss) per share under the fair value method is as follows:


                                                 Year ended          Year ended
                                              December 31, 2001   December 31, 2000
                                              ------------------  -------------------
Net income (loss) . . . . . . . . . . . . .   $          586,261  $          (68,328)

Proforma expense associated with
stock options under SFAS123 . . . . . . . .             211,291              329,587
                                              ------------------  -------------------

PROFORMA NET INCOME (LOSS). . . . . . . . .   $          374,970  $         (397,915)
                                              ==================  ===================

Net income (loss) per common share. . . . .   $             0.05  $            (0.07)
                                              ==================  ===================

The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated on the percent of time from the grant date to the end of the vesting period. The weighted-average fair value of the options on the grant date was $1.17 and $6.23 per share for 2001 and 2000, respectively. The following assumptions were used for grants in 2001 and 2000: risk free interest rates ranging from 5.68% and 6.19%, respectively, expected lives of five years; dividend yield of 0%; and expected volatility of 298.35% and 417.78%, respectively.


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

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001 AND 2000



(13) WARRANTS, CONTINUED:

At December 31, 2000, the Company had warrants outstanding that allow the holders to purchase up to 608,575 shares of common stock at exercise prices ranging from $1.38 to $13.20, expiring through November 2004.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2001 and 2000 are as follows:

                                             2001              2000
                                     ------------------  ----------------
                                                Average            Average
                                                Exercise           Exercise
                                      Number    Price     Number   Price
                                      --------  -------  ---------  -----

Outstanding at beginning of the year   608,575   $7.37   1,057,693  $3.65
Outstanding at end of the year . . .   733,982    6.44     608,575   7.37
Granted during the year. . . . . . .   295,000    1.76     438,982   9.58
Exercised during the year. . . . . .   169,593    1.63     823,050   3.93
Terminated during the year . . . . .         -       -      65,050   5.40


(14) EMPLOYEE PROFIT SHARING PLAN:

The Company has a salary reduction plan under the provision of Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have completed one full year of service with the Company. Participation in the plan is voluntary. For those employees participating, up to 15% of annual compensation may be deferred as prescribed by the Internal Revenue Code. Company contributions to the plan are discretionary. No Company contributions were made to the plan for the years ended December 31, 2001 and 2000.

 (15) SUBSEQUENT EVENT:

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

In January 2002, the Company sold its location in Atlantic City, New Jersey to a related party for $250,000 cash. There were existing contractual liabilities owed to the related party at the time of the sale, and the $250,000 sales proceeds were offset against the contractual liabilities. The $250,000 sales price represents the fair market value of the Atlantic City, New Jersey location. No gain or loss was recorded for this transaction as of December 31, 2001.

See accompanying independent auditors' report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


DIRECTORS AND EXECUTIVE OFFICERS:

The following table sets forth the names and ages of the Company's current directors and executive Officers, their principal offices and positions and the date each such person became a director or executive officer. The Company's directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Creative Host will always maintain at least two independent directors on its board of directors.

The directors and executive officers of Creative Host are as follows:


                                            Present Positions            Director
     Name                        Age        With the Company               Since
--------------------------------------------------------------------------------------
Sayed Ali                        55       Chairman of the Board of         1986
                                          Directors, President and
                                          Chief Financial Officer

Booker T. Graves (1)(2)          64       Director                         1997

John P. Donohue, Jr. (1)(2)      73       Director                         1997

Charles B. Radloff (2)           74       Director                         1997

Tasneem Vakharia                 41       Secretary                        N/A

---------------------------

(1)  Member of Compensation Committee
(2)  Member of Audit Committee


BUSINESS EXPERIENCE:

SAYED ALI is the founder, Chairman of the Board of Directors, President and Chief Financial Officer of the Company. Mr. Ali has served as Chairman of the Board of Directors and President since 1986. Mr. Ali served as Chief Financial Officer from December 1986 to February 1997, and since August 1997. Mr. Ali served as the Secretary of the Company from 1986 to December 1996. Prior to founding the Company, from May 1985 to September 1987, Mr. Ali was the Director of Operations of Steffa Control Systems, a manufacturer of energy management systems. From March 1980 until May 1985, Mr. Ali was the Director of Operations for Oak Industries, Inc., a $250 million telecommunications equipment manufacturer.

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

CHARLES B. RADLOFF has been a director of the Company since March 1997. Mr. Radloff has served as a business advisor and member of the board of directors of DB Products, Inc. a privately owned company engaged in the design, manufacture, and sale of electronic components for the communications and aerospace industries. From 1987 to 1991, Mr. Radloff was President and Chief Executive Officer of AKZO Electronic Materials Company, an electronics manufacturer and wholly-owned subsidiary of AZKO, which is a Dutch multi-national corporation with annual sales of approximately $12 billion. From 1965 to 1987, Mr. Radloff served in various executive positions with Oak Industries, Inc., including his position as President and Chief Executive Officer of Oak Communications and Chief Executive Officer of Oak Technology. Mr. Radloff previously served on the board of directors of Comstream, Inc.

TASNEEM VAKHARIA has served as the Secretary of the Company since December 1996 and has been a Vice President of the Company since January 1997. Ms. Vakharia has been with Creative Host for over ten years, and has been instrumental in managing the growth of the Company, administering the opening of several new airport locations. During those ten years, she has supervised the administration, accounting, human resources and computer operations of the Company. Ms. Vakharia has a Master of Science degree in Management Information Systems and a Bachelors Degree in Accounting and Finance.

SIGNIFICANT EMPLOYEES:

LOUIS COCCOLI, JR. serves as the President of the Company's wholly owned subsidiary, GladCo Enterprises, Inc. GladCo was acquired by the Company in October 2000. Prior to Creative Host's acquisition of GladCo, Mr. Coccoli served as president of that company for the preceding seven years. Before his tenure at GladCo, Mr. Coccoli served as a Regional Vice President for th Marriott Corporation and as Vice President of Galdieux Corporation.

Involvement in Certain Legal Proceedings: No director or executive officer, or person nominated or chosen to become a director or executive officer, was involved in any legal proceeding requiring disclosure.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and each beneficial owner of more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required to be filed, the Company believes that during fiscal 2001 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


Item 10.   Executive Compensation.

EXECUTIVE OFFICER COMPENSATION

Our compensation and benefits programs are designed to attract, retain and motivate employees to operate and manage our business for the best interests of our constituents. We design executive compensation to provide incentives for those senior members of management who bear responsibility for our goals and achievements. The compensation philosophy is based on a base salary, with opportunity for significant bonuses to reward outstanding performance, and a stock option program. Our Compensation Committee is responsible for setting base compensation, awarding bonuses and setting the number and terms of options for the executive officers. None of the current Committee members are employees of the Company. The Committee currently consists of Messrs. Donohue and Graves.

The following table and notes provide information concerning compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and to any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiary for fiscal years ended December 31, 2001, 2000 and 1999.

                                SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                    Annual Compensation                Compensation
                                    -------------------                ------------
                                                                         Awards
                                                                         ------
                                                                       Securities
Name and Principal                                     Other Annual    Underlying
Position                  Year     Salary     Bonus    Compensation    Options/SARs
-------------------      ------   -------     ------   -------------   ------------
Sayed Ali                 2001    $200,000    $30,000      $-0-               -
President and Chief       2000    $148,759    $15,000      $-0-          60,000(1)
Financial Officer         1999    $120,000    $15,000      $-0-          10,000(2)

Louis Coccoli, Jr.        2001    $160,000(3) $15,000      $-0-          10,000(4)
President;                2000    $150,000(3) $     -      $-0-          15,000(5)
GladCo Enterprises, Inc.
------------------------

(1) Consists of 60,000 options granted to Mr. Ali under the Company's 1997 Stock Option Plan to purchase 60,000 shares of the Company's common stock at an exercise price of $6.325 per share, which was 110% of the closing market price of the Company's common stock on the date of grant. The options vest according to the following schedule: 20,000 on the date of grant, January 1, 2000; 20,000 on January 1, 2001; and 20,000 on January 1, 2002. The exercise period is five years from the date of grant.
    at an exercise price of $6.325 per share, which was 110% of the closing market price of the Company's common stock on the date of grant. The options vest according to the following schedule: 20,000 on the date of grant, January 1, 2000; 20,000 on January 1, 2001; and 20,000 on January 1, 2002. The exercise period is five years from the date of grant.

(2) Consists of 10,000 options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.02, which was 110% of the closing market price of the Company's common stock on the date of grant. Those options vested on the date of grant and were exercised in 2000.

(3) Mr. Coccoli serves as President of the Company's subsidiary, GladCo Enterprises, Inc. The Company acquired GladCo in October 2000.

(4) On October 29, 2001, Mr. Coccoli was granted 10,000 options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.05 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on October 29, 2006.

(5) As part of the acquisition of GladCo, Mr. Coccoli received warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $4.75 per share. The warrants expire on October 1, 2005.


The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2001 to each of the named executive officers.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                          (Individual Grants)

                          Number of Secu-       Percent of Total
                         rities Underlying        Options/SARs
                           Options/SARs           Granted to         Exercise of
   Name                       Granted             Employees in        Base Price      Expiration
                                (#)                Fiscal Year          ($/Sh)            Date
--------------------     -----------------      ----------------     ------------      ----------
Louis Coccoli, Jr.(1)          10,000                25.0%            $1.05/Sh         10/29/06
--------------------

(1) On October 29, 2001, Mr. Coccoli was granted 10,000 options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.05 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on October 29, 2006.


            AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION/SAR VALUES


The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

<CAPTION
                                               Number of Securities
                    Shares                    Underlying Unexercised    Value of Unexercised
                    Acquired on    Value          Options/SARs as of      In-the-Money Options/
Name                Exercise      Realized       December 31, 2001      at December 31, 2001
----                -----------   --------  ------------------------   ----------------------
                                            Exercisable/Unexercisable  Exercisable/Unexercisable
                                            -------------------------  -------------------------
Sayed Ali                    -    $     -      105,000/20,000               $     0/0(1)

Louis Coccoli, Jr.           -    $     -       25,000/0(2)                 $ 2,000/0(1)
--------------

(1) Based on the closing price of the Company's Common Stock on December 31, 2001 of $1.25 per share.

(2) Includes 15,000 warrants and 10,000 options.

EMPLOYMENT AGREEMENTS

Sayed Ali, the Company's Chairman of the Board, President and Chief Financial Officer, entered into an amended five-year employment agreement with the Company which commenced effective January 1, 2000. The employment agreement provides for an annual salary for Mr. Ali of $175,000 in 2000, $200,000 in 2001, $225,000 in 2002, $248,000 in 2003 and $275,000 in 2004. The agreement provides that upon the mutual termination of employment, Mr. Ali will be entitled to a severance payment equal to his base annual compensation during the fifth year of the agreement. For any other termination, except for cause on the part of the Company, Mr. Ali would be entitled to receive a lump sum payment equal to the annual compensation, and any accrued but unpaid bonus, due through the end of the agreement. Mr. Ali was also granted 60,000 stock options under the Company's 1997 Stock Option Plan, vesting 20,000 upon grant, 20,000 in January 2001 and 20,000 in January 2002. The exercise price is 110% of the fair market value of the stock on the date of grant, and the exercise period is five years from the date of grant. Mr. Ali is also eligible to receive annual cash bonuses as well as additional option grants at the discretion of the Board of Directors.

For his services as President of GladCo, Louis Coccoli, Jr. also has an employment contract with Creative Host. The term of the agreement is from the closing date of the acquisition of GladCo on October 1, 2000 until August 21, 2005. The agreement provides for $150,000 in base annual salary with cost of living increases and such merit raises as may be approved by the Board of Directors. Mr. Coccoli is also eligible to receive annual cash bonuses as well as option grants at the discretion of the Board of Directors. If the agreement is terminated by Creative Host, not for cause, or Mr. Coccoli terminates for good reason as defined in the agreement, Mr. Coccoli is entitled to receive termination payments consisting of his remaining base salary, measured from the highest annual level, for the remainder of the agreement.

DIRECTOR COMPENSATION

Directors receive no cash compensation for their services to the Company as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition, each outside director is entitled to receive options as approved by the Board of Directors under our 1997 Stock Option Plan and 2001 stock Option Plan.

STOCK OPTION PLAN

In January 2001, the Company's Board or Directors adopted the 2001 Stock Option Plan for the Company's directors, executive officers, employees and key consultants, which was ratified by the Company's shareholders in 2001. Under the 2001 plan, a total of 450,000 shares are reserved for potential issuance upon the exercise of up to 450,000 stock options that may be granted under the plan. A total of 200,000 stock options have been granted under the 2001 plan to certain of our directors. The Company expects to grant stock options under the plan to directors, executive officers and other qualified recipients in 2002 and in future years.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company as of December 16, 2002 with respect to the beneficial ownership of the Company's Common Stock as of December 16, 2002 by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group.


Name and Address of                 Amount and Nature            Percent of
Beneficial Owner(1)                of Beneficial Owner(2)         Class (3)
-------------------                ----------------------        ----------
John Stewart Jackson, IV                2,803,898(4)                 34.4%
c/o Jackson Burglar Alarm
100 East 20th Avenue
Denver, CO 80205-3102

Officers and Directors:
Sayed Ali                               1,045,000(5)                 12.9%
John P. Donohue                            90,000(6)                  1.1%
Booker T. Graves                           77,800(7)                  1.0%
Charles B. Radloff                         35,000(8)                  0.4%
Tasneem Vakharia                           80,000(9)                  1.0%
Louis Coccoli, Jr.                         59,944(10)                 0.7%

All officers and directors              1,387,744                    16.5%
  as a group (6 persons)

---------------------------

(1) The address of each of the directors and executive officers is c/o Creative Host Services, Inc., 16955 Via Del Campo, Suite 110, San Diego, California 92127

(2) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3) Based on 8,006,210 shares of Common Stock outstanding as of December 16, 2002. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Does not include 1,431,107 shares which could be issued upon the exercise of outstanding warrants and 900,000 shares which could be issued upon the conversion of long-term debt.

(4) Of this amount (i) 2,614,513 shares are owned by Mr. Jackson, (ii) 10,000 shares are beneficially owned through his spouse, (iii) 18,435 shares are beneficially owned through a family foundation, (iv) 970 shares are beneficially owned by Mr. Jackson through four separate trusts for his minor children pursuant to the Uniform Minors Trust Act, (v) 400 shares are beneficially owned by Gregory Development, Inc., a real estate holding company which is controlled by Mr. Jackson, (vi) 18,350 shares are owned jointly with three daughters, and (vii) 70,501 shares and 70,729 shares are beneficially owned through two separate warrants with exercise prices of $13.20 and $8.32 per share, respectively, which were issued as a dividend by Creative Host to the foregoing persons and entities.

(5) Includes 105,000 shares which Mr. Ali has the right to acquire upon the exercise of options issued under our 1997 Stock Option Plan and 15,000 shares upon the exercise of vested options issued in 2002 under our 2001 Stock Option Plan. Does not include 20,000 shares for options which do not vest until January 1, 2004. Other than his options, Mr. Ali's shares are held in two family trusts over which he has voting control.

(6) Includes 15,000 shares which Mr. Donohue has the right to acquire upon exercise of options issued under our 1997 Stock Option Plan and 50,000 shares upon the exercise of vested options issued under our 2001 Stock Option Plan. Does not include 25,000 shares for options which are not vested.

(7) Includes 20,000 shares which Mr. Graves has the right to acquire upon exercise of options issued under our 1997 Stock Option Plan, and 50,000 shares upon the exercise of vested options issued under our 2001 Stock Option Plan. Does not include 25,000 shares for options which are not vested.

(8) Includes 35,000 shares which Mr. Radloff has the right to acquire upon exercise of vested options issued under our 2001 Stock Option Plan. Does not include 25,000 shares for options which are not vested.

(9) Includes 35,000 shares which Ms. Vakharia has the right to acquire upon exercise of options issued under our 1997 Stock Option Plan and 35,000 shares upon the exercise of vested options issued under our 2001 Stock Option Plan.

(10)Includes 15,000 shares which Mr. Coccoli has the right to acquire through the exercise of warrants and 15,000 shares which he has the right to acquire upon the exercise of options.


There are no arrangements which may result in a change in control of Creative Host.


Item 12. Certain Relationships and Related Transactions

None.

Item 13.  Exhibits and Reports on Form 8-K

(a) Listing of Exhibits by Table Number
    -----------------------------------

Exhibit No.                      Description
----------                       -----------

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

   4.3        Warrant Agreement (including form of Warrant
              Certificate)*

   4.4        The Company's 2001 Stock Option Plan for Directors,
              Executive Officers, Employees and Key Consultants*

   10.1       1997 Stock Option Plan*

   10.2       Employment Agreement between the Company and Sayed Ali*

   10.3 Lease Space In The Cedar Rapids Municipal Airport Terminal For The Purpose of Operating Food/Beverage, News/Gift, And Airline Catering Concessions dated as of September 16, 1996 between the Company and Cedar Rapids Airport Commission.*

   10.4 Food And Beverage Concession Agreement And Lease dated as of October 4, 1996 between the Company and Richland-Lexington Airport District.*

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

   10.15 Agreement between the Company and the City and County of Denver as of November 19, 1996.*

   10.16 Agreement dated as of February 8, 1996 between the Company and the County of Orange.*

   10.17 Concession Agreement for Food and Beverage Operations at the Des Moines International Airport between the Company and the City of Des Moines, Iowa dated as of June 2, 1997.**

   10.18 Concession Agreement between the City of Los Angles Department of Airports and the Company Covering the Operation and Management of the Food and Beverage Package #3 Concession at Ontario International Airport.**

   10.19 Concession Agreement and Lease between the Piedmont Triad Airport Authority and the Company.**

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

   10.27 Warrant, dated as of September 26,2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund Limited.****

   10.28 Registration Rights Agreement, dated as of September 26,2000, between Creative Host Services, Inc. and GCA Strategic Investment Fund Limited.****

   10.29 Escrow Agreement, dated as of September 26, 2000, between Creative Host Services, Inc. and GCA Strategic Investment Fund Limited and the Law Offices of Kim T. Stephens.****

   10.30 Sysco Corporation Master Distribution Agreement dated January 3, 2000.*****

   10.31 Form of Convertible Promissory Note dated January 29, 2002 and due December 31, 2006******

   10.32 Form of Purchase Warrant Agreement for shares exercisable at $2.00 per share.******

   21 Subsidiaries: GladCo Enterprises, Inc. (Incorporated in Pennsylvania on July 27, 1990).

   23.1      Consent of Independent Auditors

   99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

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

****** Incorporated by reference from the exhibits included in the Company's Form SB-2 filed with the SEC on May 1, 2002


(b)  Reports on Form 8-K
     -------------------

The following is a list of Current Reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended
December 31, 2001.

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


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: December 30, 2002                   by /s/ Sayed Ali
                                             ----------------------------
                                             Sayed Ali, President and
                                             Chief Financial Officer

Date: December 30, 2002                   by  /s/ Paul Glasgo
                                              ----------------------
                                              Paul Glasgo, Controller,
                                              (Principal Accounting
                                               Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 30, 2002                    /s/ Sayed Ali
                                           ----------------------------------
                                           Sayed Ali, Director and Chairman


Date: December 30, 2002                    /s/ Booker T. Graves
                                           ----------------------------------
                                           Booker T. Graves, Director


Date: December 30, 2002                    /s/ John P. Donohue, Jr.
                                           ----------------------------------
                                           John P. Donohue, Jr., Director


Date: December 30, 2002                   /s/ Charles B. Radloff
                                          -----------------------------------
                                          Charles B. Radloff, Director

CERTIFICATION:

I, Sayed Ali, certify that:

1. I have reviewed this amendment to the annual report on Form 10-KSB/A of Creative Host Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;


Date:  December 30, 2002                        /s/ Sayed Ali
                                                   ----------------------
                                                  Sayed Ali, President,
                                                  Chief Executive Officer
                                                  and Chief Financial Officer


_____________________________________________________________________________


CERTIFICATION:


I, Paul Glasgo, certify that:

1. I have reviewed this amendment to the annual report on Form 10-KSB/A of Creative Host Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;


Date:  December 30, 2002                       /s/ Paul Glasgo
                                                  ----------------------
                                                  Paul Glasgo, Controller,
                                                 (Principal Accounting
                                                  Officer)

                                                              EXHIBIT 23.1



CONSENT OF INDEPENDENT AUDITORS



Board of Directors
Creative Host Services, Inc.
San Diego, California

We consent to the incorporation by reference in the registration statement of Creative Host Services, Inc. on Form S-8 (File No. 333-90630) of our Independent Auditors' Report dated March 16, 2002, except for Notes (1) and (6) as to which the date is November 7, 2002, on our audits of the consolidated balance sheet of Creative Host Services, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 2001 and 2000, which report is included in this Annual Report on Form 10-KSB/A.



/S/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS


Santa Monica, California
December 31, 2002