Form 10QSB/A
period 2002-03-31
CREATIVE HOST SERVICES INC
filed 2002-12-31
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                             FORM 10-QSB/A


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2002

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 7,845,962 shares of the issuer's no par value Common Stock were outstanding as of May 13, 2002.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                INDEX

                    CREATIVE HOST SERVICES, INC.


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet - March 31, 2002 (Unaudited)      3

    Condensed Consolidated Statements of Income (Unaudited) for the
      Three Months ended March 31, 2002 and 2001                           4

    Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the Three Months ended March 31, 2002 and 2001                       5

    Notes to Unaudited Condensed Consolidated Financial Statements         7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   12


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                18

-----------------------------------------------------------------------------

Explanatory Note:

This amendment to Form 10-QSB is being filed to give effect to the restatement of Creative Host Services, Inc.'s interim condensed consolidated financial statements for the quarter ended March 31, 2002, included in Item 1, as discussed in Note 7 thereto and Item 2. The restatements resulted in an increase in net income of $5,527, with no change in income per share from that previously reported.

Item 1. Financial Statements

                        CREATIVE HOST SERVICES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                              March 31, 2002

                                ASSETS                    As Restated
                                                          (See Note 7)
Current Assets:
 Cash                                                     $  1,562,250
 Receivables, net of allowance of $33,364                      525,494
 Inventory                                                     457,514
 Prepaid expenses and other current assets                     331,326
                                                           -----------
        Total current assets                                 2,876,584
                                                           -----------
Property and equipment, net of accumulated
    depreciation and amortization                           15,864,466
                                                           -----------
Other assets:
 Deposits                                                      352,460
 Goodwill, other purchased intangible assets and
   acquisition costs, net of accumulated amortization        4,309,381
 Other assets                                                  338,997
                                                           -----------
        Total other assets                                   5,000,838
                                                           -----------
TOTAL ASSETS                                              $ 23,741,888
                                                           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                    $  1,902,264
 Current maturities of notes payable                           562,286
 Current maturities of leases payable                          886,446
 Income taxes payable                                           58,837
                                                           -----------
        Total current liabilities                            3,409,833

Line of credit                                               1,215,668
Notes payable, less current maturities                       1,125,127
Leases payable, less current maturities                      1,363,185
Redeemable common stock, 29,944 shares issued
 and outstanding                                                80,249

Shareholders' equity:
 Common Stock; no par value, 20,000,000 shares
   authorized, 7,845,962 shares issued and outstanding      17,322,176
 Additional paid-in capital                                    879,111
 Accumulated deficit                                        (1,653,461)
                                                            ----------
        Total shareholders' equity                          16,547,826
                                                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $23,741,888
                                                            ==========

See accompanying notes to the unaudited condensed consolidated financial statements.

                           CREATIVE HOST SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                            Three Months Ended March 31
                                                -----------------------------
                                                   2002                2001
                                                ----------         ----------
                                                As Restated
                                                (See Note 7)
Revenues:
 Concessions                                    $7,609,715         $7,334,392
 Food preparation center sales                           -              5,620
 Franchise royalties                                18,373              9,941
 Other                                              14,370             15,000
                                                 ---------          ---------
     Total revenues                              7,642,458          7,364,953

Operating costs and expenses:
 Cost of goods sold                              2,040,724          2,080,605
 Payroll and other employee benefits             2,332,399          2,421,347
 Occupancy                                       1,210,745          1,161,208
 Selling expenses                                  797,378            625,742
 General and administrative expenses               419,050            356,645
 Depreciation and amortization                     508,605            509,395
                                                 ---------          ---------
     Total operating costs and expenses          7,308,901          7,154,942
                                                 ---------          ---------
Income from operations                             333,557            210,011

Gain on sale of assets to related party            (80,487)                 -
Interest expense, net                              145,496            200,823
                                                 ---------          ---------
Income before taxes                                268,548              9,188
Income taxes                                         9,500                  -
                                                 ---------          ---------
Net income                                      $  259,048         $    9,188
                                                 =========          =========
Net income per share:
  Basic                                         $     0.03         $        -
                                                 =========          =========
  Diluted                                       $     0.03         $        -
                                                 =========          =========
Weighted average outstanding shares:
  Basic                                          7,845,962          6,644,697
                                                 =========          =========
  Diluted                                        8,478,600          6,685,333
                                                 =========          =========


See accompanying notes to the unaudited condensed consolidated financial statements.

                         CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      Three Months Ended
                                                            March 31,
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
                                                   As Restated
                                                   (See Note 7)
Operating activities:
  Net income                                       $   259,048   $     9,188

  Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                     508,605       500,022
     Bad debt expense                                        -        42,582
     Amortization of debenture discount                 13,893        41,168
     Gain on sale of assets                            (80,487)            -
     Common stock issued for services                        -         7,280

  Changes in assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                 7,643       (40,888)
     Inventory                                          (5,780)      (32,478)
     Prepaid expenses and other current assets         (19,478)     (133,933)

  Increase (decrease) in liabilities:
     Accounts payable and accrued expenses             (74,436)     (415,454)
     Income taxes payable                               (4,180)      (49,294)
                                                    ----------    ----------
      Net cash provided by (used for)
        operating activities                           604,828       (71,807)
                                                    ----------    ----------
Investing activities:
  Property and equipment                              (899,970)   (1,145,827)
  Deposits and other assets                                  -      (247,102)
  Other long term liabilities                           62,954             -
                                                     ---------    ----------
      Net cash used for investing activities          (837,016)   (1,392,929)

Financing activities:
  Proceeds from notes payable                          945,000             -
  Proceeds from line of credit                         250,000       810,886
  Conversion of notes payable                                -      (383,400)
  Issuance of capital stock                                  -       383,519
  Repayment on notes payable                          (223,203)       (7,288)
  Repayment on leases payable                         (164,427)     (211,994)
  Repayment on line of credit                         (814,220)            -
                                                      --------      --------
      Net cash (used for) provided by
        financing activities                            (6,850)      591,723
                                                      --------      --------

                                                                  (continued)

                           CREATIVE HOST SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (Continued)



                                                       Three Months Ended
                                                           March 31
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
                                                   As Restated
                                                   (See Note 7)

Net decrease in cash                                  (239,038)     (873,013)
Cash, beginning of the period                        1,801,288     1,713,054
                                                    ----------    ----------
Cash, end of period                                $ 1,562,250   $   840,041


Supplemental disclosures of cash
 flow information:

  Interest paid                                    $   120,698   $   200,823
                                                    ==========    ==========
  Income taxes paid                                $    13,680   $         -
                                                    ==========    ==========


Supplemental disclosures of non-cash
 investing and financing activities:

  Equipment acquired and financed by
   capital leases                                 $     68,539   $         -
                                                    ==========    ==========
  Assets sold by settling a contractual
   liability                                      $    250,000   $         -
                                                    ==========    ==========

                                                                 (Concluded)


See accompanying notes to the unaudited condensed consolidated financial statements.

                      CREATIVE HOST SERVICES, INC.


    Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Creative Host Services, Inc. and its wholly-owned subsidiaries (the "Company") without audit, in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB/A.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 have been included. Results of the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

2. GOODWILL

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002, which among other things, requires a reallocation of purchased, intangible assets and discontinuance of amortization of goodwill. Management has not yet completed the complex analysis required for the determination of impairment loss, if any, but does not believe that there will be a material impairment in 2002.

The following sets forth a reconciliation of net income and income per share information for the three month periods ended March 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.


                                              Three Months Ended
                                                   March 30,
                                             ---------------------
                                               2002         2001
                                             --------    --------

       Reported net income                   $259,048    $  9,188
       Add back: goodwill amortization
        net of tax effect                           -      54,115
                                             --------    --------
       Adjusted net income                   $259,048    $ 63,303
                                              =======     =======

       Basic income per share:
       Reported net income                   $    .03    $    .00
       Goodwill amortization
        net of tax effect                           -         .01
                                              -------     -------
       Adjusted net income                   $    .03    $    .01
                                              =======     =======

       Diluted income per share:
       Reported net income                   $    .03    $    .00
       Goodwill amortization
        net of tax effect                           -         .01
                                              -------     -------
       Adjusted net income                   $    .03    $    .01
                                              =======     =======

3. NOTES PAYABLE

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

At March 31, 2002, $589,618, net of unamortized discount of $395,382, is included in notes payable related to this offering.

4. NET INCOME PER SHARE

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

The following table provides a reconciliation from the basic to the diluted net income per share for the three month periods ended March 31, 2002 and 2001.

                                   Three Months Ended
                                       March 31,
                                   ------------------
                                     2002       2001
                                   --------   --------
   Numerator:
   Net income                     $ 259,048  $   9,188
   Add: Interest and accretion
    of discount related to
    convertible notes, net of
    tax                              24,798          -
                                   --------   --------
   Net income for diluted
    income per share              $ 283,846  $   9,188
                                   ========   ========

   Denominator:
   Basic:
   Weighted average common
    shares outstanding            7,845,962  6,644,697

   Effect of dilutive securities:
   Convertible notes                620,000          -
   Warrants                           6,037     32,323
   Options                            6,601      8,313
                                  ---------  ---------
   Shares for diluted net
    income per share              8,478,600  6,685,333
                                  =========  =========

For the three-month periods ended March 31, 2002 and 2001, options to purchase 282,000 and 186,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be antidilutive.

For the three-month periods ended March 31, 2002 and 2001, warrants to purchase 718,982 and 438,982 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be antidilutive.

5. INCOME TAX PROVISION

The Company's income tax provision for the three month period ended March 31, 2002 consists primarily of state income tax expense. The federal tax provision has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset. The Company will continue to analyze the realizability of its deferred tax asset and will reverse the remaining valuation allowance when it becomes more likely than not that this asset will be realized.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement was effective January 2002. The Company stopped amortizing goodwill effective January 1, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which it is incurred. The statement applies to a company's legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, a company would capitalize the cost, thereby increasing the carrying amount of the related asset. The company would depreciate the capitalized asset's retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the Company incurs a gain or loss. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also addresses reporting the effects of a disposal of a segment of a business. The adoption of this new standard did not have a material impact on the Company's financial position or results of operations.

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

7. RESTATEMENT

Subsequent to the issuance of its consolidated financial statements for the quarter ended March 31, 2002, the Company's management determined that it had understated its vacation accrual by $143,000 at December 31, 2001 and March 31, 2002. In addition, the Company had incorrectly recorded amortization of goodwill of $55,527 for the three month period ended March 31, 2002 and understated bad debt expense by $50,000 for the three month period ended March 31, 2002. The reversal of the amortization expense and increase in bad debt expense were previously identified during the Company's first quarter, but were deemed not material. Since the first quarter is being restated for the vacation accrual, the Company determined that these transactions would also be corrected. A summary of the significant effects of the restatement is as follows:


                                           As Previously
                                             Reported           As Restated
                                           -------------       -------------
AS OF MARCH 31, 2002
Receivables                                $    575,494        $    525,494
Goodwill                                      4,253,854           4,309,381
Total assets                                 23,736,361          23,741,888
Accounts payable and accrued expenses         1,759,264           1,902,264
Accumulated deficit                          (1,515,988)         (1,653,461)
Total shareholders' equity                   16,685,299          16,547,826


FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                           As Previously
                                             Reported           As Reported
                                           -------------       -------------
General and administrative expenses        $    369,050        $    419,050
Depreciation and amortization                   564,132             508,605
Net income                                      253,521             259,048
Net income per share - basic and diluted   $       0.03        $       0.03


As a result of the restatement of the financial statements at March 31, 2002, the Company did not meet the minimum current ratio covenant required under its line of credit. As of September 30, 2002, the Company was in compliance with its covenants. The Company plans to pay off the line of credit by December 31, 2002.

The change in the accrued vacation liability during the three months ended March 31, 2002 was insignificant.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

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


RESTATEMENT

As discussed in Note 7 to the unaudited condensed consolidated financial statements, the Company has restated its financial statements for the three months ended March 31, 2002. The following management's discussion and analysis takes into account the effects of the restatements.

OVERVIEW


The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company currently has 4 restaurant franchises that operate independently from its airport concession business. The restaurant franchise business has never been profitable for the Company. The Company has not sold a new restaurant franchise since 1994.


In 1990, the Company entered the airport food and beverage concession market when it was awarded a contract to operate a food and beverage location for John Wayne Airport in Orange County, California, which is currently operated by a franchisee. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport. The success of the airport concession franchisees operating the Orange County and Denver International Airport concessions prompted the Company to enter into the airport concession business. Since 1994, the Company has opened 95 concession locations at 24 airports. In 1996, the Company was awarded its first master concession contract to install and manage all food, beverage, news, gift and other services for the airport in Cedar Rapids, Iowa. The Company now focuses its growth through captive audience markets.

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

The Company had a working capital deficit for the three months ended March 31, 2002 of $533,249 compared to $787,391 for the three months ended March 31, 2001. During the first two months of 2002, the Company raised $945,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. The convertible notes are convertible into a total of 900,000 shares of common stock, and 708,750 warrants to purchase common stock. The 708,750 warrants issued entitle the warrant holders to purchase a total of 708,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from January 29, 2002. The Company terminated the offering in early March 2002. According to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants must be registered by the Company with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's statements of income as a percentage of total revenues.

                                       Three Months ended
                                            March 31
                                       ------------------
                                         2002       2001
                                        ------     ------
Revenues:
Concessions                                100%       100%
Food Preparation Center
 Sales                                       0          0
Franchise Royalties                          0          0

Total Revenue                              100%       100%

Operating Costs and
 Expenses:
Cost of Goods Sold                          27         28
Payroll and Employee
 Benefits                                   31         33
Occupancy                                   16         16
Selling Expenses                            10          8
General and Administrative                   5          5
Depreciation and
 Amortization                                7          7
Interest Expense                             2          3
Provision for Income Taxes                   0          0
Other (Income) Loss                         (1)         0

Net Income                                   3%         0%

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS
ENDED MARCH 31, 2001


REVENUES.   The Company's gross revenues for the three months ended March 31,
2002 were $7,642,458 compared to $7,364,953 for the three months ended March 31, 2001, an increase of $277,505 or 3.8%. Revenues from concession activities increased $275,323 ($7,609,715 as compared to $7,334,392). The increase in concession revenues was principally attributable to the opening of new locations.


COST OF GOODS SOLD.   The cost of goods sold for the three months ended March
31, 2002 were $2,040,724 compared to $2,080,605 for the three months ended March 31, 2001. As a percentage of total revenue, the cost of goods sold decreased to 26.7% from 28.3%.


OPERATING COSTS AND EXPENSES.   Operating costs and expenses for the three
months ended March 31, 2002 were $5,273,704 compared to $5,074,337 for the three months ended March 31, 2001. Payroll expenses decreased to $2,332,399 for the three months ended March 31, 2002 from $2,421,347 for the three months ended March 31, 2001. As a percentage of total revenue, payroll declined to 30.5% for the three months ended March 31, 2002 from 32.9% for the three months ended March 31, 2001. The decrease in the payroll dollar amount and ratio is due to increased efficiency at the concession facilities. Occupancy expenses increased to $1,210,745 for the three months ended March 31, 2002 from $1,161,208 for the three months ended March 31, 2001. Selling expenses increased to $797,378 for the three months ended March 31, 2002 from $625,742 for the three months ended March 31, 2001. General and administrative expenses increased to $419,050 for the three months ended March 31, 2002 from $356,645 for the three months ended March 31, 2001. Depreciation and amortization expense increased to $508,605 for the three months ended March 31, 2002 from $509,395 for the three months ended March 31, 2001. As a percentage of total revenue, occupancy expenses remained at 15.8% for the three months ended March 31, 2002 from the three months ended March 31, 2001 and selling expenses increased to 10.4% for the three months ended March 31, 2002 from 8.5% for the three months ended March 31, 2001. General and administrative expenses were 5.4% for the three months ended March 31, 2002 compared to 4.8% for the three months ended March 31, 2001.


INTEREST EXPENSE.   Net interest expense decreased to $145,496 for the three
months ended March 31, 2002 from $200,823 for the three months ended March 31, 2001.


OTHER INCOME AND EXPENSE.   Gain on sale of assets to related party in the
amount of $80,487 for the three months ended March 31, 2002 resulted from the sale of assets at the Atlantic City location.


NET INCOME.   Net income for the three months ended March 31, 2002 was
$259,048 compared to net income of $9,188 for the three months ended March 31, 2001. Management attributes this change to the increase in revenue and increased operating efficiencies. The Company anticipates that net income from existing operations will increase commensurate with the recovery of air travel and with cost savings that result from economies of scale and efficiencies obtained at the operating level.


The Company does not believe that inflation has had an adverse effect on its revenues and earnings.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. We generated (used) $604,828 and $(71,807) in cash flow from operating activities for the three months ended March 31, 2002 and 2001, respectively. Net cash from operating activities for the three months ended March 31, 2002 is attributable primarily to net income of $259,048, adjusted for depreciation and amortization of $508,605, partially offset by an increase in prepaid expenses and other current assets of $19,478 and a decrease in accounts payable and accrued expenses of $74,436.

Net cash used in investing activities was $837,016 for the three months ended March 31, 2002, compared to net cash used in investing activities of $1,392,929 for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 included $899,970 of purchases of property and equipment compared to $1,145,827 of property and equipment purchases for the three months ended March 31, 2001.

Net cash used by financing activities was $6,850 for the three months ended March 31, 2002, compared to net cash provided by financing activities of $591,723 for the three months ended March 31, 2001. Net cash provided by financing activities for the three months ended March 31, 2002 included the issuance of convertible debt of $945,000 and proceeds from our line of credit of $250,000, offset by payments on notes payable, capital lease obligations and line of credit of $223,203, $164,427, and $814,220, respectively. Net cash provided by financing activities for the three months ended March 31, 2001 included proceeds from our line of credit of $810,886, partially offset by payments on capital lease obligations of $211,994.

During the first two months of 2002, we raised $945,000 of capital in a private placement of convertible notes and warrants. We expect to meet the balance of our capital requirement for 2002 through capital lease obligations, senior debt and cash provided by operating activities.

When we are awarded a contract for a new concession facility, we are generally committed to expend a negotiated amount on capital improvements to the facility. In addition, we are responsible for acquiring equipment necessary to conduct its operations. As a result, we incur substantial costs for capital improvements at the commencement of a concession term. Generally, however, the term of the concession grant will be for a period of 10 years, providing us an opportunity to recover our capital expenditures. Substantially all of our airport concession locations have been obtained in the past four years, which has resulted in significant capital needs. As a result, we have been required to seek capital, and to apply capital from operations, for the construction of capital improvements at newly awarded concession locations. We intend to continue to bid for concession locations, including bidding on larger proposals. Anticipated cash flows from operations will not be sufficient to finance new acquisitions at the level of growth that we have experienced over the past two years. Accordingly, to the extent we are successful in securing new concession contracts, we will continue to need additional capital, in addition to cash flow from operations, in order to finance the construction of capital improvements.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the Company's annual consolidated financial statements included in its Form 10-KSB/A includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Certain critical accounting policies and methods that affect the amounts recorded in the consolidated financial statements include the Company's revenue recognition policy, the accounting for goodwill and the accounting for deferred income taxes.

Other than the change in accounting for goodwill described below and in Note 2, these accounting policies are applied consistently for all periods presented.

Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been actually recognized in the financial statements. The statement was effective January 1, 2002. The Company stopped amortizing goodwill effective January 1, 2002. Management has not yet completed the complex analysis required for the determination of impairment loss, if any, and does not believe that there will be a material impairment in 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which it is incurred. The statement applies to a company's legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, a company would capitalize the cost, thereby increasing the carrying amount of the related asset. The company would depreciate the capitalized asset's retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the Company incurs a gain or loss. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also addresses reporting the effects of a disposal of a segment of a business. The adoption of this new standard did not have a material impact on the Company's financial position or results of operations.


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44 and 64, Amendments of FASB No. 13 and Technical Corrections", which the Company does not believe will materially impact its financial statements. SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30.

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


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: December 30, 2002                   by /s/ Sayed Ali
                                             ----------------------------
                                             Sayed Ali, President,
                                             Chief Executive Officer
                                             and Chief Financial Officer


Date: December 30, 2002                   by  /s/ Paul Glasgo
                                              ----------------------
                                              Paul Glasgo, Controller,
                                              (Principal Accounting
                                               Officer)

CERTIFICATION:

I, Sayed Ali, certify that:

1. I have reviewed this amendment to the quarterly report on Form 10-QSB/A of Creative Host Services, Inc.;

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


Date:  December 30, 2002                        /s/ Sayed Ali
                                                   ----------------------
                                                  Sayed Ali, President,
                                                  Chief Executive Officer
                                                  and Chief Financial Officer


_____________________________________________________________________________


CERTIFICATION:


I, Paul Glasgo, certify that:

1. I have reviewed this amendment to the quarterly report on Form 10-QSB/A of Creative Host Services, Inc.;

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