Form 10QSB/A
period 2002-06-30
CREATIVE HOST SERVICES INC
filed 2002-12-31
CIK 933098

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

                                INDEX

                    CREATIVE HOST SERVICES, INC.


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet - June 30, 2002 (Unaudited)     3

    Condensed Consolidated Statements of Income (Unaudited)
     for the Three Months and Six Months ended June 30, 2002
     and June 30, 2001                                                   4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Six Months ended June 30, 2002 and June 30, 2001            5

    Notes to Unaudited Condensed Consolidated Financial
      Statements                                                         7

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 12

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Shareholders.              19

  Item 6. Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                              20


----------------------------------------------------------------------------

Explanatory Note:

This amendment to Form 10-QSB is being filed to give effect to the restatement of Creative Host Services, Inc.'s interim condensed consolidated financial statements for the three and six month periods ended June 30, 2002, included in Item 1, as discussed in Note 9 thereto and Item 2. The restatements did not have an effect on the reported net income or income per share.

Item 1. Financial Statements


                        CREATIVE HOST SERVICES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                              JUNE 30, 2002

                                ASSETS                    As Restated
                                                          (See Note 9)
Current Assets:
 Cash                                                     $  1,964,105
 Receivables, net of allowance of $34,114                      585,472
 Current maturities of note receivable
   from related party                                           30,955
 Inventory                                                     502,233
 Prepaid expenses and other current assets                     526,982
                                                           -----------
        Total current assets                                 3,609,747
                                                           -----------
Property and equipment, net of accumulated
    depreciation and amortization                           16,628,304
                                                           -----------
Other assets:
 Deposits                                                      143,006
 Note receivable from related party,
   less current maturities                                      24,045
 Goodwill and acquisition costs                              4,330,778
 Other assets                                                  401,459
                                                           -----------
        Total other assets                                   4,899,288
                                                           -----------
TOTAL ASSETS                                              $ 25,137,339
                                                           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                    $  2,039,673
 Current maturities of notes payable                           506,233
 Current maturities of capital lease obligations             1,228,568
 Income taxes payable                                          100,966
                                                           -----------
        Total current liabilities                            3,875,440
                                                           -----------
Line of credit                                               1,021,484
Other long-term liabilities                                    199,810
Notes payable, less current maturities                         948,824
Capital lease obligations, less current maturities           1,920,379
Redeemable common stock,
 29,944 shares issued and outstanding                           80,249

Shareholders' equity:
 Common Stock; no par value, 20,000,000 shares
   authorized, 7,845,962 shares issued and outstanding      16,924,900
 Additional paid-in capital                                  1,288,386
 Accumulated deficit                                        (1,122,133)
                                                            ----------
        Total shareholders' equity                          17,091,153
                                                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 25,137,339
                                                            ==========

See accompanying notes to unaudited condensed consolidated financial statements.


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


See accompanying notes to unaudited condensed consolidated financial statements.


                         CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
                                                   As Restated
                                                   (see Note 9)
Operating activities:
  Net income                                       $   790,377   $   255,175
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   1,030,844     1,025,773
     Bad debt expense                                        -        37,803
     Amortization of debenture discount                 34,669        87,570
     Gain on sale of assets                            (80,487)            -
     Common stock issued for services                        -         7,280

  Changes in assets and liabilities:
     Accounts receivable                               (52,335)       30,787
     Inventory                                         (50,499)      (27,561)
     Prepaid expenses and other current assets        (215,134)     (355,272)
     Deposits and other assets                         183,869      (213,644)
     Accounts payable and accrued expenses              25,927      (679,272)
     Income taxes payable                               37,949       (74,424)
     Long-term liabilities                             199,810             -
                                                    ----------    ----------
       Net cash provided by operating
        activities                                   1,904,990        94,215
                                                    ----------    ----------
Investing activities:
  Purchases of property and equipment               (1,009,403)   (1,509,235)
  Acquisition costs                                    (58,659)            -
  Note receivable from related party                   (55,000)            -
                                                     ----------    ----------
       Net cash used in investing activities        (1,123,062)   (1,509,235)
                                                    ----------    ----------
Financing activities:
  Proceeds from notes payable                          945,000             -
  Proceeds from line of credit                       1,232,076     1,210,886
  Retirement of redeemable common stock                      -      (142,502)
  Issuance of capital stock                             12,000
  Payments on notes payable                           (376,336)      (68,791)
  Payments on capital lease obligations               (441,371)     (374,787)
  Payments on line of credit                        (1,990,480)            -
                                                    ----------    ----------
       Net cash (used in) provided
        by financing activities                      (619,111)      624,806
                                                    ----------    ----------
Net increase (decrease) in cash                        162,817      (790,214)
Cash, beginning of the period                        1,801,288     1,713,054
                                                    ----------    ----------
Cash, end of the period                            $ 1,964,105   $   922,840
                                                    ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        CREATIVE HOST SERVICES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Continued)


                                                       Six Months Ended
                                                           June 30,
                                                   -------------------------
                                                      2002          2001
                                                   -----------    ----------
                                                   As Restated
                                                   (see Note 9)
Supplemental disclosure of cash
 flow information:

  Interest paid                                    $   289,455   $   266,115
                                                    ==========    ==========
  Income taxes paid                                $   135,066   $    86,292
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
                                                    ==========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2002 have been included. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

The following sets forth a reconciliation of net income and income per share information for the three and six month periods ended June 30, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                   --------------------  --------------------
                                     2002        2001      2002         2001
                                   --------    --------  --------    --------
Reported net income                $531,329    $245,987  $790,377    $255,175
Add back: goodwill amortization
 net of tax effect                        -      54,115         -     108,229
                                   --------    --------  --------    --------
Adjusted net income                $531,329    $300,102  $790,377    $363,404
                                   ========    ========  ========    ========

Basic income per share:
Reported net income                $    .07    $    .03  $    .10    $    .04
Goodwill amortization
 net of tax effect                        -         .01         -         .02
                                   --------    --------  --------    --------
Adjusted net income                $    .07    $    .04  $    .10    $    .06
                                   ========    ========  =========   ========

Diluted income per share:
Reported net income                $    .06    $    .03  $    .10    $    .04
Goodwill amortization
 net of tax effect                        -         .01         -         .02
                                   --------    --------  --------    --------
Adjusted net income                $    .06    $    .04  $    .10    $    .06
                                   ========    ========  ========    ========

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

9. RESTATEMENT

Subsequent to the issuance of its consolidated financial statements for the three and six month periods ended June 30, 2002, the Company's management determined that it had understated its vacation accrual by $143,000 at December 31, 2001 and June 30, 2002. The accompanying condensed consolidated financial statements have been restated from the amounts previously reported to recognize the increase in accrued vacation. A summary of the significant effects of the restatement is as follows:

                                                AS OF JUNE 30, 2002

                                          As Previously
                                            Reported            As Restated
                                          -------------        -------------
Accounts payable and
 accrued expenses                         $  1,896,673         $  2,039,673
Accumulated deficit                           (979,133)          (1,122,133)
Total shareholders' equity                  17,234,153           17,091,153


As a result of the restatement of the financial statements at June 30, 2002, the Company did not meet the minimum current ratio covenant required under its line of credit. As of September 30, 2002, the Company was in compliance with its covenants. The Company plans to pay off the line of credit by December 31, 2002.

The change in the accrued vacation liability during the three and six month periods ended June 30, 2002 was insignificant.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report, and other reports issued by the Company, contain statements that are forward looking. The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements and include, but are not limited to, statements relating to anticipated trends in revenues, plans for future expansion and other business development activities, including acquisition of new concessions as well as other capital spending, financing sources, the effects of regulation and competition, and the ability to increase net income and cash flow. Such forward-looking information involves numerous risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to additional capital necessary to complete construction of capital improvements awarded under existing and future concession agreements, possible early termination of concession contracts, possible delay in the commencement of concession operations at newly awarded concession facilities, the need and ability to attract and retain qualified management, governmental regulatory requirements including applications for licenses and approvals under applicable jurisdictional laws and regulations, the terms and conditions of any potential merger or acquisition of existing airport concession operations, the volatility of the Company's stock price and of securities markets in general, domestic and international economic conditions, debt service (including sensitivity to fluctuations in interest rates), the impact of terrorism and war on tourism and airline travel, and other factors discussed in the Company's Form 10-KSB/A for the year ended December 31, 2001.

RESTATEMENT

As discussed in Note 9 to the unaudited condensed consolidated financial statements, the Company has restated its financial statements for the three and six months ended June 30, 2002. The following management's discussion and analysis takes into account the effects of the restatement.


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

The Company had a working capital deficit of $265,693 at June 30, 2002 compared to a deficit of $400,188 at June 30, 2001. During the first quarter of 2002, the Company raised $945,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. The convertible notes are convertible into a total of 900,000 shares of common stock, and the 708,750 warrants issued entitle the warrant holders to purchase a total of 708,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from January 29, 2002. Additionally, the Company issued warrants to the brokers equivalent to 10% of the units issued in the private placement at an exercise price of $50,000 per unit for a period of five years from January 29, 2002. If these warrants are exercised, the Company agreed to issue warrants to the brokers that entitle them to purchase 70,875 additional shares of common stock. The Company terminated the offering in early March 2002. According to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants must be registered by the Company with the Securities and Exchange Commission.

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

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2002 were $8,211,492 compared to $7,692,582 for the three months ended June 30, 2001. Cost of goods sold for the three months ended June 30, 2002 were $2,387,911 compared to $2,331,376 for the three months ended June 30, 2001. As a percentage of total revenue, cost of goods sold decreased to 26.6% from 28.7% primarily due to increased efficiencies. Payroll and employee benefits expenses increased to $2,579,916 for the three months ended June 30, 2002 from $2,556,802 for the three months ended June 30, 2001. As a percentage of total revenue, payroll and employee benefits decreased to 28.8% for the three months ended June 30, 2002 from 31.4% for the three months ended June 30, 2001. The increase in the payroll and employee benefits dollar amount is due to the addition of new concession facilities at the Newark, New Jersey site. Occupancy expenses increased to $1,384,943 for the three months ended June 30, 2002 from $1,231,569 for the three months ended June 30, 2001 primarily due to the addition of new concession facilities. Selling expenses increased to $946,618 for the three months ended June 30, 2002 from $686,792 for the three months ended June 30, 2001. As a percentage of total revenue, selling expenses increased to 10.6% for the three months ended June 30, 2002 from 8.5% for the three months ended June 30, 2001. The increase in the selling expenses is due to the addition of new concession facilities. General and administrative expenses increased to $389,865 for the three months ended June 30, 2002 from $369,665 for the three months ended June 30, 2001. As a percentage of revenue, general and administrative expenses decreased to 4.3% for the three months ended June 30, 2002 from 4.6% for the three months ended June 30, 2001. Depreciation and amortization expense increased to $522,239 for the three months ended June 30, 2002 from $516,378 for the three months ended June 30, 2001. This was due to the depreciation related to new concession renovations offset by the discontinuance of the amortization of goodwill.

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

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2002 were $15,520,393 compared to $14,847,524 for the six months ended June 30, 2001. Cost of goods sold for the six months ended June 30, 2002 were $4,428,635 compared to $4,411,981 for the six months ended June 30, 2001. As a percentage of total revenue, cost of goods sold decreased to 26.6% from 28.5% primarily due to increased efficiencies. Payroll and employee benefits expenses decreased to $4,912,315 for the six months ended June 30, 2002 from $4,978,149 for the six months ended June 30, 2001. As a percentage of total revenue, payroll and employee benefits declined to 29.5% for the six months ended June 30, 2002 from 32.2% for the six months ended June 30, 2001. The decrease in the payroll and employee benefits dollar amount and ratio is due to increased efficiency at the concession facilities. Occupancy expenses increased to $2,595,688 for the six months ended June 30,

2002 from $2,392,777 for the six months ended June 30, 2001. As a percentage of total revenue, occupancy expenses increased to 15.6% for the six months ended June 30, 2002 from 15.5% for the six months ended June 30, 2001. The increase in occupancy expenses is due primarily to the opening of new locations. Selling expenses increased to $1,743,996 for the six months ended June 30, 2002 from $1,312,534 for the six months ended June 30, 2001. As a percentage of total revenue, selling expenses increased to 10.5% for the six months ended June 30, 2002 from 8.5% for the six months ended June 30, 2001. The increase in selling expenses is due primarily to the opening of new locations. General and administrative expenses increased to $808,915 for the six months ended June 30, 2002 from $726,310 for the six months ended June 30, 2001. As a percentage of revenue, general and administrative expenses increased to 4.9% for the six months ended June 30, 2002 from 4.7% for the six months ended June 30, 2001. The increase in general and administrative expenses is due primarily to increases in professional fees and insurance. Depreciation and amortization expense increased to $1,030,844 for the six months ended June 30, 2002 from $1,025,773 for the six months ended June 30, 2001, due to the depreciation related to new concession renovations offset by the discontinuance of the amortization of goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. We generated $1,904,990 and $94,215 in cash flow from operating activities for the six months ended June 30, 2002 and 2001, respectively. Net cash from operating activities for the six months ended June 30, 2002 is attributable primarily to net income of $790,377, adjusted for depreciation and amortization of $1,030,844 and a decrease in deposits and other assets of $183,869, partially offset by increases in accounts receivable of $52,335 and prepaid expenses and other current assets of $215,134.

Net cash used in investing activities was $1,123,062 for the six months ended June 30, 2002, compared to net cash used in investing activities of $1,509,235 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 included $1,009,403 of purchases of property and equipment compared to $1,509,235 of property and equipment purchases for the six months ended June 30, 2001.

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

We anticipate capital requirements of approximately $3.5 million in fiscal 2002 to complete the construction of improvements at concession facilities that we have already been awarded. This includes approximately $2.2 million for the three concession locations the Company has been awarded at the Newark, New Jersey International Airport and approximately $1.3 million at other existing concession locations. $2.3 million has been spent through June 30, 2002. Should the Company fail to raise the capital necessary to complete the construction of these improvements, the Company would be at risk of potentially losing the related contracts.

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

Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. SFAS No.142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement was effective January 1, 2002. The Company stopped amortizing goodwill effective January 1, 2002. The Company completed its transitional impairment test in the second quarter 2002, which indicates no impairment of existing goodwill.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections, which the Company does not believe will materially affect its financial statements. SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.


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