Form 10KSB
period 2002-12-31
CREATIVE HOST SERVICES INC
filed 2003-04-14
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-KSB


[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

    The issuer's revenues for the fiscal year ended December 31, 2002 were 34,615,454.

    The aggregate market value of the common equity held by non-affiliates of issuer computed by reference to the closing price at which the stock sold on March 25, 2003 as reported by Nasdaq was $12,011,495.

    The number of shares outstanding of issuer's no par value Common Stock, as of March 25, 2003 was 8,006,210.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                     DOCUMENTS INCORPORATED BY REFERENCE: None

                            TABLE OF CONTENTS

PART I                                                              PAGE

Item  1.  Description of Business.                                    3

Item  2.  Description of Property.                                   15

Item  3.  Legal Proceedings.                                         16

Item  4.  Submission of Matters to a Vote of Security Holders.       16

PART II

Item  5.  Market For Common Equity and Related                       16
           Stockholder Matters.

Item  6.  Management's Discussion and Analysis of Financial          19
           Condition and Results of Operations.

Item  7.  Financial Statements.                                      29

Item  8.  Changes in and Disagreements with Accountants on           30
          Accounting and Financial Disclosure.

PART III

Item  9.  Directors, Executive Officers, Promoters and               30
          Control Persons; Compliance with Section 16(a) of The Exchange Act.

Item 10.  Executive Compensation.                                    32

Item 11.  Security Ownership of Certain Beneficial Owners and        36
          Management.

Item 12.  Certain Relationships and Related Party Transactions.      39

Item 13.  Exhibits, Financial Statement Schedules, and               39
          Reports on Form 8-K.

Item 14.  Controls and Procedures                                    43

SIGNATURES                                                           44

                                   PART I

Item 1.  Description of Business.

THE CONCESSION BUSINESS

Creative Host Services, Inc. ("Creative Host" or the "Company") is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States of America. The Company currently has 142 individual concessions located in 28 airports, two of which are franchised. The Company has concessions at the following locations: Los Angeles International Airport; Denver International Airport; Portland International Airport, and the airports in Orange County and Ontario, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Greensboro (Piedmont Triad), North Carolina; Pittsburgh and Allentown, Pennsylvania; Roanoke, Virginia; Charleston and Columbia, South Carolina; Sioux Falls, South Dakota; Cedar Rapids and Des Moines, Iowa; Baton Rouge and Shreveport, Louisiana; Midland, Texas; John F. Kennedy and Albany, New York; Boston, Massachusetts; Saginaw (MBS), Michigan; Orlando/Sanford, Florida; San Antonio, Texas and Santa Barbara, California. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. The Company's airport concession business is complemented by in-flight catering contracts awarded by major airlines at certain airports. In-flight catering comprised approximately six percent of the Company's revenue in 2001 and two percent in 2002. The Company has in-flight catering contracts with Delta Airlines, United Airlines and numerous other smaller airline companies.

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

The Company has secured most of its existing airport concessions through the request for proposal process. The Company believes its success in securing concessions through this process is attributable to tailoring its bids to each specific airport's needs, offering a unique selection of quality food and beverages, and a distinctive decor. In our proprietary menu items, the Company strives to provide foods that are healthy and higher quality than typical fast food or cafeteria-style products, while maintaining value pricing. The Company's Bakery/Deli style restaurants feature a selection of croissant sandwiches and a selection of vegetable, fruit and pasta salads. At locations that are anticipated to have higher revenues, the Company's strategy is to secure franchise relationships with nationally recognized food and beverage companies as part of our proposals. The Company has entered into agreements with several such companies, including Carl's Jr., Schlotsky's Deli, Nathan's Hotdogs and TCBY Yogurt. Under these arrangements, the Company owns the concession rights from the airport authority and its employees operate the location. The Company then pays franchise fees under a franchise agreement. The Company's strategy is to continue to develop relationships with a number of national and regional food and beverage companies, which it expects will provide it with the flexibility to tailor product offerings to meet a particular airport's desires.

While the Company has seriously pursued the submission of proposals only since 1989, it has been successful in a significant number of the proposals it has submitted. Management attributes this success in winning airport proposals principally to its efforts to customize each bid, striving to make creative proposals that address local preferences and distinguish the Company from its competitors in its offering of decor and food products. The Company has found a niche market in small to medium size airports. The following are examples of the Company's approaches to the concession business:

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

CREATIVE CROISSANTS-Registered Trademark- BAKERY DELI: The Company can implement its bakery/deli concept, Creative Croissants, either as a stand alone concession or as part of a food court, depending on the preference of the airport authority and the available concession category. The Company currently operates Creative Croissants at nearly every airport it services.

ATTAINING FRANCHISE RIGHTS: For larger concessions, where the airport desires branded food products, the Company attempts to secure franchise rights from nationally or regionally recognized food and beverage companies. The Company has entered into franchise agreements with (i) TCBY Yogurt to operate TCBY franchises at its Lexington, Roanoke, Columbia and Cedar Rapids concession facilities; (ii) Carl's Jr./Green Burrito to operate franchises at its two Ontario, California concession facilities; (iii) ICBY to operate ICBY franchises at its Greensboro, Des Moines, Allentown and Sioux Falls concession facilities; (iv) Schlotsky's to operate a Schlotsky's Deli at Pittsburgh; and (v) Nathan's Hotdogs to operate franchises at various airports. The Company may in the future purchase and operate franchises from other major food or beverage franchisors to include in its bid proposals.

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

In October 2000, the Company completed the acquisition of GladCo Enterprises, Inc., an airport concessions company headquartered in Pittsburgh, Pennsylvania with annual revenues of approximately $10 million at the time of acquisition.

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

Prior to the Company's initial public offering in July 1997, it qualified as a Disadvantaged Business Enterprise ("DBE") based on Mr. Sayed Ali's ownership of all of our common stock. The Company's historical success in securing concession locations may have been partially attributed to its DBE status. The impact of the initial public offering on the Company's status as a DBE and the impact of any such potential loss of DBE status on the Company's ability to secure new concession locations is unclear. To the extent that the Company's historic rate of success in securing new airport concessions was partially attributable to its status as a DBE, that growth rate may decline.

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

As part of any proposal or acquisition, the Company receives information concerning any historical operations conducted at the specific location. Generally, an airport authority will provide three years of historical information for a location with its request for proposal. Similarly, in an acquisition transaction, the Company will review a target operator's historical performance as part of its due diligence review. In either scenario, the Company then evaluates the estimated impact on revenues and gross margins that will result from any remodeling, capital improvements and menu changes. Where the concession location is to be newly constructed, the Company reviews estimates of passenger enplanements for the new terminals and amounts typically spent per passenger at concessions.

Once the Company has been awarded a concession contract at an airport, it is generally scheduled to assume the management of the existing facilities within 90 to 120 days after the award or to commence construction of an entirely new facility within three to six months after the award. The Company is generally required to place three types of bonds with an airport authority before it may take over operations at a concession. In connection with its bid, the Company is occasionally required to post a bond for the amount of capital improvements it is committed to make at the airport.

During commencement of construction for any specific project, the Company is required to post a construction bond for the specific facilities to be constructed. This bond terminates upon completion of each specific project and the bond for all of the capital improvements expires upon completion of all capital improvements for the airport. In addition, the Company is required to post a performance bond to cover some specified percentage of its minimum rent obligations. This bond remains in place during the term of the concession. To date the Company has not experienced significant difficulty in securing bonds for its obligations to various airport authorities. The Company's bonding capacity is limited by its size, and has therefore limited the projects on which it can bid. If the Company continues to grow, it anticipates increasing its bonding capacity and the ability to bid for larger projects at the largest domestic airports.

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

ACQUISITION OF GLADCO ENTERPRISES, INC.

On October 9, 2000, the Company completed its acquisition of GladCo Enterprises, Inc. ("GladCo"), a company located near Pittsburgh, Pennsylvania that managed concessions in five airports. In accordance with the Purchase Agreement, the Company acquired 100% of the stock of GladCo and its affiliates for an aggregate adjusted purchase price of $7,300,000.

The Company obtained part of the funds for the acquisition of GladCo by issuing approximately $2,000,000 in 7% Convertible Debentures (the "Debentures") to GCA Strategic Investment Fund Limited. The purchase price of the Debentures was 95% of the principal amount, or $1,900,000. The Debentures were convertible at the lower of 110% of the volume weighted average sales price of Creative Host's common stock on the day immediately preceding closing or 85% of the five lowest volume weighted average sales prices of the Company's common stock during the 25 days immediately preceding the date of a notice of conversion. The Company also issued 100,000 warrants to purchase common stock to GCA Strategic Investment Fund at an exercise price of 102% of the closing bid price on the day immediately preceding the Closing Date. The exercise price of the warrants is $6.86 per share.

The Company paid off the $900,000 balance of the GCA note in July 2001. As of the date the note was retired, Global Capital had converted $1,100,000 of the debentures and $93,642 of related accrued interest into 1,345,003 shares of Creative Host common stock.

In connection with the transaction, the Company agreed to employ Gladco's President and principal shareholder, Louis Coccoli, Jr., in an executive capacity and retain him as President of GladCo.

In management's view, the Creative Host/GladCo business combination was both strategic and synergistic, providing an experienced management team, heightened East Coast presence, and creating an infrastructure that provides efficient management, setting the stage for additional growth both internally and through acquisition. With the Company's ability to raise equity, combined with the years of experience of Mr. Coccoli and Mr. Ali, it may open the doors for further opportunities.

Upon completion of the acquisition, GladCo became a wholly-owned subsidiary of Creative Host, with no noticeable change to any of Gladco's storefronts, method of operation or GladCo's current management team, led by Louis Coccoli, Jr. Through the acquisition, the Company enhanced its presence on the East Coast through representation by GladCo's corporate office in Pittsburgh.

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


RECENT BUSINESS DEVELOPMENTS:

On January 17, 2003, the Company closed on a senior secured financing with ING Capital LLC pursuant to the terms of a Credit Agreement. The Credit Agreement provides for a total financing commitment of $13,000,000 consisting of two separate facilities: a term loan facility and an expansion facility. The term loan facility provides for financing in an amount up to $7,400,000 to be used to refinance the Company's existing debt, finance the purchase price of acquisitions made on the closing date of the loan and lender-approved acquisitions after the closing date, to finance build-outs of the Company's concession locations and pay fees and expenses associated with the financing and the closing date acquisitions. The term loan facility matures on December 31, 2007 with quarterly principal payments scheduled to begin on June 30, 2004 in amounts equal to percentages of the outstanding principal amount of the term loan facility ranging from 3.72% to 9.97%.

The expansion facility, in an amount up to $5,600,000, may be used to finance the cash purchase price for approved acquisitions, to finance build outs of concession locations, to provide ongoing working capital needs of the Company and to provide a letter of credit sub-facility of $4,000,000. Availability under the expansion facility will be reduced by outstanding letters of credit. The expansion facility matures on December 31, 2008, with certain principal payments due on December 31, 2007, March 31, 2008 and June 30, 2008 equal to the greater of (i) fifteen percent of the reduced commitment amount or (ii) $800,000, with the remaining amount due on December 31, 2008.

The term loan of the credit facility bears interest at a rate of 10% per annum plus 2% per annum paid in kind (PIK) rate. Interest accruing on the PIK rate will be paid annually in cash, or at the Company's option, such interest will accrue on the principal amount. The interest on the expansion facility is based, at the option of the Company, upon either a Eurodollar rate plus 3.50% or the higher of Prime plus 1% or the Fed Funds Rate plus .5% per annum. A commitment fee is charged on the unused portion of the term loan and the expansion facility at rates of 0.75% and 0.50% per annum, respectively.

The credit facility is secured by perfected first security interests in, and first mortgages on, substantially all of the Company's assets and the assets of its subsidiaries, existing and future. The credit agreement also contains affirmative, negative and financial covenants, as well as events of default.

As additional consideration for the financing, the Company issued to ING 452,050 warrants to purchase 452,050 shares of its common stock, representing 4% of the fully diluted capital stock (excluding warrants and options with exercise prices exceeding $8.00 per share). The warrants have a ten year life with an exercise price of $1.87 per share, which was equal to the closing price of the Company's common stock on January 16, 2003. Terms and conditions of the warrants include, among others, shelf and piggyback registration rights, anti-dilution protection and "tag-along" rights.

As a condition of the financing, the Company was required to close an acquisition transaction at the same time as the financing using proceeds from the term loan facility to finance the purchase price for the acquisition.
The Company used $1,075,542 of the financing proceeds to acquire the assets and a total of five concession leases at three locations at the Sanford International Airport in Orlando, Florida in satisfaction of that condition. The Company expects to utilize the term loan facility and expansion facility to finance additional acquisitions in the future.

The Company also used approximately $2,213,000 of the term loan facility to retire substantially all of its existing debt (other than certain capital lease obligations), which included its bank note and line of credit. Transaction fees, commissions and related due diligence expenses were also paid from the financing proceeds.

In February 2003, the Company was awarded a contract for a concession location at the San Antonio International Airport in San Antonio, Texas. The Contract term is for a period of seven years and expires in May 2010. The Company anticipates that this contract will yield approximately $1.7 million in average annual revenues once it becomes fully operational in the third quarter of 2003.

In February 2003, the Company was awarded a contract for a concession location at the Santa Barbara Airport in Santa Barbara, California. The contract term is for a period of five years and expires in May 2008. It is expected that this location will be fully operational in May 2003 and will yield approximately $800,000 in average annual revenues once it is fully operational.


CONCESSION LOCATIONS

The following table identifies the existing airport concessions of Creative Host Services and its subsidiary as well as those which have been awarded and are expected to be in operation in 2003:

                EXISTING AND AWARDED CONCESSION LOCATIONS
                       Year Ended December 31, 2002

                                               Date               Expiration
Name/Location of         Description of        Commenced          Date of           2002
Concession               Concession            Operations         Contract          Revenue
------------------       ----------------      ------------       -----------       ----------

Denver . . . . . . . . . Food and Beverage     February 1995      November 2004     $1,001,022
International. . . . . .

Los Angeles. . . . . . . Food and Beverage     June 1995          June 2005         $1,257,730
International

Portland . . . . . . . . Food and Beverage     October 1995       June 2005         $  717,619
International(1)

Madison, . . . . . . . . Food and Beverage     January 1996       January 2006      $1,253,392
Wisconsin (1)

Appleton,. . . . . . . . Food and Beverage     January 1996       January 2006      $  400,550
Wisconsin(1)

Roanoke, . . . . . . . . Food and Beverage     June 1996          June 2006         $  620,087
Virginia(1). . . . . . . Inflight Catering

Lexington, . . . . . . . Food and Beverage     July 1996          July 2006         $1,015,241
Kentucky (1) . . . . . . Inflight Catering

Allentown, . . . . . . . Food and Beverage     July 1996          July 2006         $  571,784
Pennsylvania . . . . . . Inflight Catering

Columbia,. . . . . . . . Food and Beverage;    October 1996       October 2006(3)   $1,296,479
South Carolina (1) . . . Catering

Cedar Rapids,. . . . . . Master Concession;    November 1996      March 2004        $1,332,363
Iowa (1) . . . . . . . . Food and Beverage;
                         News & Gifts;
                         Specialty Stores;
                         Inflight Catering

Sioux Falls, South . . . Food and Beverage     August 1997        August 2007       $  706,416
Dakota (1) . . . . . . . Inflight Catering

Greensboro   . . . . . . Food and Beverage     December 1997      May 2008          $2,215,205
(Piedmont Triad)
North Carolina (1)

Ontario, California. . . Food and Beverage     September 1998     July 2008         $1,768,226

Midland, Texas (1) . . . Food and Beverage     January 1999       September 2007    $  813,405

Shreveport,. . . . . . . Food and Beverage     May 1999           November 2009     $  540,815
Louisiana (1)

Baton Rouge (1). . . . . Food and Beverage     July 1999          July 2010         $  725,918

Charleston, (1)    . . . Food and Beverage     July 2000          January 2011      $2,064,611
South Carolina

Orlando/Sanford. . . . . Food and Beverage     January 2003           (7)              (7)
Sanford, Florida

San Antonio, Texas . . . Food and Beverage     February 2003      May 2010             (8)

Santa Barbara,. . .. . . Food and Beverage     May 2003           May 2008             (9)
California


(Continued)


Franchises:
----------
Orange County. . . . . . Food and Beverage     September 1990     June 2004         Franchise

John F. Kennedy. . . . . Food and Beverage     October 1999       May 2008(4)       Franchise
International


GladCo Enterprises, Inc. Locations:
----------------------------------

Pittsburgh,. . . . . . . Food and Beverage     October 1992       October 2006      $6,645,400

Albany,. . . . . . . . . Food and Beverage     February 1995      February 2008     $1,836,369
New York

Freeland (MBS) . . . . . Food and Beverage     May 1996           May 2006          $  853,092
Michigan

Des Moines,. . . . . . . Food and Beverage     July 1997          July 2007(2)      $2,084,457
Iowa

Newark,. . . . . . . . . Food and Beverage     October 2001       September 2008    $1,610,241(6)
New Jersey

Boston,. . . . . . . . . Food and Beverage     November 2001      May 2010(2)(5)    $3,196,472
Massachusetts


(1) The Company is currently the sole food and beverage concessionaire at this airport.

(2) The airport retains the right under the contract to recapture the premises upon payment for the Company's improvements.

(3) After the initial year of the term, the airport authority has the right to terminate the contract upon payment to the Company of its "remaining business interest" in the concession.

(4) Delta Airlines, the owner of the airport terminal, has reserved the right under its concession agreement with the Company to recapture the premises upon 30 days notice and payment for the Company's improvements.

(5) The Company has a commitment from the airport for a long-term contract to May 2010 with the final lease being drafted.

(6) Reflects partial year revenues as the three locations at this airport did not open until May, June and September 2002.

(7) The locations in this airport became operational in January 2003. It is anticipated that they will yield average annual revenues of approximately $2.4 million. The Company is in the process of finalizing new concession agreements with terms ranging from ten to fifteen years.

(8) It is expected that this location will be fully operational in the third quarter of 2003 and it is anticipated that it will produce average annual revenues of approximately $1.7 million when fully operational.

(9) It is expected that this location will become operational in May 2003. It is anticipated that it will yield average annual revenues of approximately $800,000.

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

The Company expects its revenues from franchising (approximately 0.1% of total revenues for the twelve month period ended December 31, 2002) to remain unchanged or decline over time as it concentrates on expanding its concession business and establishing facilities owned directly by the Company at airports, other captive audiences and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, the Company may continue to sell franchises in special situations when a franchise would be more advantageous to its business than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

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

DISTRIBUTION

The Company relies on Sysco Corporation as its primary distributor for foodservice products to its customer locations. The Company's agreement with Sysco provides for customer service, delivery service and information services to be provided by Sysco. The Company's annual purchase volume from Sysco is approximately $4,900,000.

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

The Federal Aviation Administration requires airports receiving federal funds to award contracts for concession facilities producing at least 10% of total airport concession revenue to certain designated categories of entities that qualify as Disadvantaged Business Enterprises. The federal requirements do not specify the nature or manner in which the disadvantaged business must participate. Historically, companies in the industry have relied on hiring disadvantaged business employees, purchasing provisions from disadvantaged business suppliers, contracting for services from disadvantage businesses or subcontracting a portion of the concession to a disadvantaged business in order to meet this requirement. When the Company first entered the airport concession business, its Common Stock was owned entirely by the Company's President, Mr. Sayed Ali. As a result, the Company qualified as a disadvantaged business enterprise. The Company's status as a disadvantaged business enterprise assisted it in securing concession awards with several airports, and some of our concession agreements specify that we will retain our disadvantaged business status. As a result of our initial public offering and subsequent issuances of stock, Mr. Ali's ownership in our common stock is now approximately 12.4%. The Company has succeeded in securing airport concession contracts at eight additional locations since its initial public offering, although it is not aware of the extent to which its disadvantaged business status, or lack thereof, was a factor in the airport authorities' decisions to award the Company such contracts. The Company will have to address the issue on an airport by airport basis. If necessary, it will comply with a particular airport's request for additional disadvantaged business participation through the industry practice of hiring or contracting with other disadvantaged businesses. The Company believes that it will retain its existing locations and can continue to secure new concessions on the basis of the products and services it offers and its industry reputation. To the extent its historic rate of success in securing airport concessions is attributable to its clear status as a disadvantaged business, the Company's growth rate may decline.

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


EMPLOYEES

As of December 31, 2002, the Company and its subsidiaries had over 700 employees, including 18 in administration. As the Company expands and opens more concessions, it anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company has never had a collective bargaining agreement with its employees and it is not aware of any material labor disputes.


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


TRADEMARKS

The Company presently has one registered trademark with the United States Patent and Trademark Office on the Principal Register, registered as "Creative Croissants-Registered Trademark." As its business develops, the Company plans to continue to develop merchandising of trademark products, such as clothing, drinking bottles, mugs and other similar products, utilizing its service marks and trademarks in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent it from using those trademarks in its business.


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



                                PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. ("NASDAQ") under the symbol CHST. The following table sets forth the range of high and low sales prices for Creative Host's Common Stock for each full quarterly period for the fiscal years ended December 31, 2002 and 2001, as reported by NASDAQ.

       Year       PERIOD                           High      Low
       ----    -------------                      ------    ------

       2002    First Quarter                     $ 1.34     $ 0.97
               Second Quarter                      1.87       1.28
               Third Quarter                       2.24       1.31
               Fourth Quarter                      2.04       1.55

       2001    First Quarter                     $ 3.21     $ 1.18
               Second Quarter                      1.69       0.82
               Third Quarter                       1.45       0.77
               Fourth Quarter                      1.31       0.90

HOLDERS

The number of record holders of the Common Stock was 93 on March 25, 2003. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held as such in "street name." The Company believes that the number of beneficial owners of its Common Stock held by others in nominee names exceeds 1200 in number.


DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the future. Instead, the Company intends to retain future earnings, if any, to fund the development and growth of its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

                   Equity Compensation Plan Information


Plan Category        Number of       Weighted-average    Number of securities
                    securities to     exercise price     remaining available
                      be issued       of outstanding     for future issuance
                    upon exercise        options,           under equity
                    of outstanding     warrants and      compensation plans
                       options,           rights            (excluding
                     warrants and                           securities
                       rights                               reflected in
                                                             column (a))
-----------------------------------------------------------------------------
                         (a)                (b)                 (c)
-----------------------------------------------------------------------------
Equity compensation
plans approved by
security holders       730,000            $ 3.02               174,000
-----------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders      None               N/A                 None
-----------------------------------------------------------------------------

     Total             730,000            $ 3.02               174,000
-----------------------------------------------------------------------------



RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On January 29, 2002, the Company closed on a private placement of 18.9 Units to 13 accredited investors in which it received $945,000 in gross proceeds. Each Unit consisted of one $50,000 convertible note, which is convertible at $1.05 in outstanding principal amount or outstanding interest per share and 37,500 warrants to purchase common stock at $2.00 per share for a period of five years from January 29, 2002. This issuance was completed in accordance with Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended. The private placement was conducted by Berry-Shino Securities, a broker-dealer registered with the National Association of Securities Dealers, Inc. to its accredited investor customers without any public solicitation by either the Company or the broker-dealer. In addition, the Company issued warrants to the broker-dealer giving it the right to purchase Units equal to 10% of the Units issued in the private placement with each Unit consisting of the same convertible notes and warrants as those issued to the investors. If the broker warrants are exercised in full amount of $94,500, the Company will issue to the broker-dealer convertible promissory notes and warrants to purchase 70,875 shares of common stock at an exercise price of $2.00 per share. The broker warrants expire on January 29, 2007. The Company also issued 25,000 shares of common stock to its counsel for legal services in connection with the private placement.

Two investors subsequently rescinded their investments in two of the Units because they were unwilling to sign the subordination agreement required under the terms of the private placement. In November 2002, the Company refunded to those investors a total amount of $100,000 and cancelled the securities to be issued to those investors. In August 2002, one investor was issued 95,238 shares of common stock upon conversion of $100,000 in convertible promissory notes. No warrants have been exercised.

Pursuant to the terms of the notes and warrants, the common stock issuable upon the conversion of the notes and exercise of the warrants was to be registered with the Securities and Exchange Commission. A registration statement on Form SB-2 (No. 333-87328) was filed by the Company respecting those shares, which became effective March 24, 2003. The Company will not realize any proceeds from the sales of the common stock registered, but will receive proceeds from any warrants that may be exercised.


The Company closed on a senior secured financing with ING Capital LLC, on January 17, 2003, pursuant to the terms of a Credit Agreement. As additional consideration for the financing, the Company issued to ING 452,050 warrants to purchase 452,050 shares of its common stock, representing 4% of the fully diluted capital stock (excluding warrants and options with exercise prices exceeding $8.00 per share). ING qualified as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D under the Securities Act. The warrants have a ten-year life with an exercise price of $1.87 per share, which was equal to the closing price of the Company's common stock on January 16, 2003. Terms and conditions of the warrants include, among others, shelf and piggyback registration rights, anti-dilution protection and "tag-along" rights. On January 31, 2003, the Company filed a shelf registration statement on Form S-3 (No. 333-102869) respecting the shares of common stock that could be acquired by ING pursuant to the exercise of the warrants. That registration statement became effective March 24, 2003. The Company will not realize any proceeds from the sale of the underlying common stock, but will receive proceeds from the exercise by ING of the warrants.

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


OVERVIEW

The Company commenced business in 1987 as an owner, operator and franchisor of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company ceased the sale of new franchises in 1994 due to the lack of profitability of this business type.

The Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location, which is currently operated by one of the Company's franchisees, for John Wayne Airport in Orange County, California. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport.

In 1996, the Company was awarded its first master concession contract to install and manage all food, beverage, news, gift and other services for the airport in Cedar Rapids, Iowa. The Company currently operates more than 100 concession locations at 28 airports, two of which are franchised.

The Company's historical revenues have been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprise a fluctuating percentage of total revenues from year to year. The food preparation center was sold in 2001. Over the past eight years, revenues from concession operations have grown from 59% of total revenues in 1995 to nearly 100% of total revenues in 2002.

During the fiscal year ended December 31, 2002, the Company sold its interest in the assets and lease at its Atlantic City, New Jersey location to a related party for $250,000 cash. There were existing contractual liabilities owed to the related party at the time of the sale, and the $250,000 sales proceeds were offset against the contractual liabilities. The sales price represents the estimated fair market value of the Atlantic City, New Jersey location. In connection with this sale, the Company recorded a gain of $80,487.

The Company had a working capital deficit at December 31, 2002 of $1,336,305 compared to a working capital deficit of $503,062 at December 31, 2001. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the retirement of debt have placed demands on the Company's working capital. During the fiscal year ended December 31, 2002, the Company raised $250,000 in capital through the sale of assets, borrowed $845,000 by issuing convertible notes and financed $1,244,799 of equipment purchases with capital lease obligations at an average interest rate of approximately 8.7% per annum.

The Company will have capital requirements as new agreements are secured in 2003 to finance the acquisition or construction of new airport concessions, restaurants and other concession related businesses such as news & gifts, specialty, in-flight catering and other services.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Note 1 to the consolidated financial statements for the year ended December 31, 2002, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a review of the more critical accounting policies and methods used by the Company.

Revenue Recognition:

The Company records concession revenues as the sales are made and it records revenues from in-flight catering upon delivery. Royalties from franchise concession locations are recorded as revenue when earned.

Goodwill:

In connection with the Company's acquisition of GladCo Enterprises, Inc., which was accounted for under the purchase method of accounting, the Company recorded goodwill. Until the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company amortized goodwill using the straight-line method over its estimated useful life of twenty years. Goodwill is tested for impairment at least annually to determine whether the carrying value of goodwill exceeds its implied fair value. The fair value of a reporting unit is based on discounted projected cash flow but the Company also considers factors such as market capitalization and comparable industry price multiples. The Company employs cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of the Company's reporting units. Actual results may differ from these estimates under different assumptions or conditions.


Income Taxes:

The provision for income taxes is based on the income reported in the financial statements. The Company recognizes deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company will reduce deferred tax assets by a valuation allowance when, in its opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the net income realized during 2001 and 2002 and other considerations, management's expectation is that these assets will in fact be realized and in 2002 has reversed the valuation allowance accordingly. The effective tax rate of 5% in 2002 reflects the reversal of the Company's valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used.

RESULTS OF OPERATIONS

The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of total revenues.

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                              2002      2001
                                             ------    ------
Revenues:
  Concessions                                 99.9%     99.9%
  Franchise royalties                          0.1       0.1
                                             ------    ------
  Total revenues                             100.0%    100.0%

Operating Costs and Expenses:
  Cost of goods sold                          26.9      28.4
  Payroll and employee benefits               30.4      31.7
  Occupancy                                   15.7      15.5
  Selling                                      8.9       9.0
  General and administrative                   6.4       4.6
  Depreciation and amortization                6.1       6.7
  (Gain) loss on sale of assets               (0.2)      0.4
  Interest expense, net                        2.0       2.3
  Provision (benefit) for income taxes         0.2      (0.1)
  Gain on extinguishment of debt                 -      (0.4)
                                             ------    ------
  Net income                                   3.6%      1.9%
                                             ======    ======


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

REVENUES. The Company's revenues for the year ended December 31, 2002 were $34,615,454 compared to $30,745,851, for the year ended December 31, 2001. Revenues from concession activities increased $3,862,554 ($34,567,766 compared to $30,705,212) and food preparation center sales decreased $5,620 (from $5,620 to zero) while franchise royalties increased $7,049 (from $40,639 to $47,688), for the fiscal year ended December 31, 2002 as compared to the fiscal year ended December 31, 2001. The increase in total concession revenues was attributable to $3,096,480 in additional revenue due to a full year of operations in 2002 for one location which commenced operations in November 2001, an increase of $1,610,241 due to the opening of one new location in 2002 and an increase of $660,774 from 2001 to 2002 at locations that operated for a full year during both years. These increases were partially offset by a $414,832 decrease from 2001 to 2002 from two locations that operated for a part of 2001 and were sold during that year and by a decrease of $1,075,042 from 2001 to 2002 for a location that operated for a full year in 2001, but was sold in January 2002.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the year ended December 31, 2002 were $32,694,601, compared to $29,486,680 for the fiscal year ended December 31, 2001. Cost of goods sold increased from $8,716,551 in 2001 to $9,319,742 in 2002. As a percentage of total revenues, however, cost of goods sold was 28.4% in 2001 and decreased to 26.9% in 2002. The improvement in cost of goods sold as a percentage of revenue is due to the continuing efficiencies realized from the consolidation of purchasing with a major supplier. Payroll expenses increased from $9,746,338 in 2001 to $10,537,767 in 2002. As a percentage of total revenues, payroll expense was 31.7% in 2001 and decreased to 30.4% in 2002. Occupancy expenses increased from $4,768,824 in 2001 to $5,439,208 in 2002. As a percentage of total revenues, occupancy expenses were 15.5% in 2001 and increased to 15.7% in 2002. Selling expenses increased from $2,772,040 in 2001 to $3,081,972 in 2002. As a percentage of total revenues, selling expenses decreased from 9.0% in 2001 to 8.9% in 2002. General and administrative expenses increased from $1,428,234 in 2001 to $2,207,330 in 2002. As a percentage of total revenues, general and administrative expenses increased from 4.6% in 2001 to 6.4% in 2002. The increase in general and administrative expenses is related to the write-off of approximately $204,000 of deal costs and other related professional fees associated with a financing transaction that the Company terminated in order to establish a more favorable credit facility. In addition, the Company reserved approximately $140,564 related to receivables for two major airlines under bankruptcy protection.

INTEREST EXPENSE. Interest expense for the fiscal year ended December 31, 2001 was $692,199 compared to $675,054 for the fiscal year ended December 31, 2002. As a percentage of total revenues, interest expense was 2.3% in 2001 and decreased to 2.0% in 2002.

OTHER INCOME AND EXPENSE. Gain on sale of assets for the year ended December 31, 2002 was $80,487. This gain represents the net effect of the sale of the assets of the Atlantic City, New Jersey location to a related party. Loss on sale of assets for the year ended December 31, 2001 was $130,725. This loss represents the net effect of the sale of assets at two under-performing locations as well as the sale of certain other surplus bakery equipment. The aggregate operating loss from the two under-performing locations was $92,954 for the year ended December 31, 2001. Gain on extinguishment of convertible debt for the year ended December 31, 2001 was $128,261. On the date of extinguishment of the convertible debt, the intrinsic value of shares into which the debt was convertible was $1,619,163, of which $677,249 related to the beneficial conversion feature. The extinguishment of this debt gave rise to a gain of $419,163 which is presented net of $290,902 related interest and discounting of the original note, resulting in the net gain on extinguishment of $128,261.

NET INCOME. Net income for the fiscal year ended December 31, 2002 was $1,257,805 compared to $586,261 for the fiscal year ended December 31, 2001.

SAME STORE SALES. Results of operations reflect the operations of locations at twenty one airports during both the years ended December 31, 2001 and December 31, 2002. Sales for those locations were $29,072,487 for the fiscal year ended December 31, 2001 and $29,720,182 for the fiscal year ended
December 31, 2002, representing an increase of $647,695, or 2.2%.   Partial
period operations include the sale of one location in 2001 and three locations in 2001, as well as one new location opened in 2002 and 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt.

During the fiscal year ended December 31, 2002, the Company raised $250,000 in capital through the sale of assets, borrowed $845,000 by issuing convertible notes and financed $1,244,799 of equipment purchases with capital lease obligations at an average interest rate of approximately 8.7% per annum. As of December 31, 2002, $64,016 was available to the Company from its line of credit. The line of credit was originated with First National Bank of San Diego for $2,500,000 on November 13, 2000 and was to expire on October 31, 2003. At December 31, 2002, the Company was not in compliance with one of the covenants of the credit agreement. The Company subsequently refinanced the line of credit in January 2003 with senior debt. As of December 31, 2002, the Company had a working capital deficit of $1,336,305.

Cash decreased $559,522 for the year ended December 31, 2002 compared to an increase of $88,233 for the year ended December 31, 2001. Net cash provided by operating activities for the year ended December 31, 2002 was $3,219,958 compared to $1,913,554 for the year ended December 31, 2001. Cash provided by investing activities for the year ended December 31, 2002 included $18,567 received on a note receivable from a related party. Cash provided by investing activities for the year ended December 31, 2001 included $364,362 of proceeds from the sale of assets. Cash used for investing activities for the year ended December 31, 2002 included $2,343,396 for property and equipment, $23,265 for acquisition costs and $55,000 for a note receivable issued to a related party. Cash used for investing activities for the year ended December 31, 2001 included $2,671,946 for property and equipment. Cash provided by financing activities for the year ended December 31, 2002 included $909,000 of proceeds from notes issued to investors, $1,782,076 of proceeds from a line of credit and $10,500 proceeds from issuing common stock. Cash provided by financing activities for the year ended December 31, 2001 included $1,268,000 borrowed through a bank loan and $1,779,888 net proceeds from a line of credit. Cash used for financing activities for the year ended December 31, 2002 included $631,109 to retire debt, $1,195,873 for the principal portion of capitalized lease obligations and $2,250,980 for payment on a line of credit. Cash used for financing activities for the year ended December 31, 2001 included $168,368 to redeem common stock ($142,501 for redeemable common stock and $25,867 on the open market); $258,085 to redeem the equity feature of retired debt; $1,220,250 to retire debt; and, $918,922 for the principal portion of capitalized lease obligations.

During the first two months of 2002, the Company raised approximately $945,000 of capital in a private placement of convertible notes and warrants through a broker-dealer registered with the National Association of Securities Dealers, Inc. Two investors subsequently rescinded their investments because they were unwilling to sign the subordination agreement required under the terms of the private placement and the Company refunded their investment in the total amount of $100,000 in September 2002. The convertible notes are convertible into a total of 804,762 shares of common stock, and the 633,750 warrants issued entitle the warrant holders to purchase a total of 633,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from the date of issuance. The Company terminated the offering in early March 2002.

In January 2003, the Company borrowed approximately $4,316,000 on its term loan facility which was used to refinance existing debt, finance the Sanford acquisition and pay fees and expenses related to the financing transaction. In connection with this transaction, the Company has a commitment for an additional $3,084,000 available for financing as well as an expansion facility, in an amount up to $5,600,000, to finance the cash purchase price for approved acquisitions, build outs of concession locations, and to provide ongoing working capital needs of the Company.

The Company generally commits to expend a negotiated amount for capital improvements to newly awarded concession facilities. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial costs for capital improvements at the commencement of a concession term. Generally, the term of the concession grant is for a period of 10 years, providing the Company with an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past five years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for leasehold improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations. Cash flows from operations may not be sufficient to finance new acquisitions at the level of growth experienced over the past three years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company will continue to need additional capital, beyond cash flow from operations, to finance the construction of new capital improvements.

The Company anticipates capital requirements of approximately $3.7 million in fiscal 2003 to complete the construction of improvements at concession facilities that have already been awarded. This includes approximately $1.2 million for recently acquired concession locations, approximately $1.7 million in connection with new concession agreements awarded in Boston Logan Airport in Boston Massachusetts, Santa Barbara Airport in Santa Barbara, California, and San Antonio Airport in San Antonio, Texas, and an additional $0.8 million at other existing concession locations. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of the Company's capital requirements will depend upon the number of airport concession facilities that are successfully acquired.

We believe that the anticipated cash flow from operations combined with funds anticipated to be available from our existing credit facility and our cash balance of $1.2 million as of December 31, 2002 will be sufficient to satisfy our working capital and capital expenditure requirements for the next 12 months. Changes in our operating plans, our acquisition and growth plans, lower than anticipated sales from concession locations, our ability to meet the financial covenants of our credit facility, increased expenses or other unforeseen events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

The following table summarizes the Company's contractual obligations at December 31, 2002.

                                                              Payments Due by Period
--------------------------------------------------------------------------------------------------
Contractual Obligations                            Less than     1 to                      After
                                        Total       one year    3 years     4 to 5 years   5 years
----------------------------------  ------------  -----------  -----------  ------------  ----------
Long-term debt (1)                  $  1,538,889  $   512,144  $   273,003  $    753,742  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Employment Contract - Mr. Ali       $  1,498,000  $   248,000  $   900,000  $    350,000  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Employment Contract - Mr. Coccoli   $    487,322  $   172,000  $   315,322  $          -  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Line of Credit - FNB-SD (1)         $  1,310,984  $ 1,310,984  $         -  $          -  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Capital Lease Obligations           $  2,647,850  $ 1,364,053  $ 1,255,277  $     28,520  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Operating Leases                    $ 19,112,778  $ 3,055,607  $ 5,981,220  $  4,906,172  $5,169,779
----------------------------------  ------------  -----------  -----------  ------------  ----------
Midterm Refurbishments              $    528,500  $   528,500  $         -  $        -    $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Total Contractual Cash Obligations  $ 27,124,323  $ 7,191,288  $ 8,724,822  $  6,038,434  $5,169,779
----------------------------------  ------------  -----------  -----------  ------------  ----------

(1) Approximately $2,366,000 of these amounts was refinanced in January 2003. See Recent Business Developments.

The operating leases for the facilities, the capital leases on the equipment and the employment contracts are operating costs and will be paid with cash generated from operations. In 2002, income from operations was $1,920,853. The repayment of principal on the long-term debt and the line of credit will be paid either by cash generated from operations or refinanced at or before maturity. In 2002, the cash generated from operating activities totaled $3,219,958, which is in excess of the amount of the long-term debt repayment due in 2003.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement was effective January 1, 2002. The Company stopped amortizing goodwill effective January 1, 2002 and completed both the transitional impairment test in the second quarter of 2002 and the annual impairment test as of January 1, 2003, which indicated no impairment of existing goodwill.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ", which elaborates on the disclosures to be made by a guarantor about its obligation under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies, " SFAS No. 57, "Related Party Disclosures," and SFAS No. 107 " Disclosures about Fair value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Companies must implement the initial recognition and measurement provision of Interpretation No. 45 for guarantees issued or modified after December 31, 2002. The disclosures of Interpretation No. 45 are effective for financial statements of interim or annual reports ending after December 31, 2002. The Company does not believe the adoption of Interpretation No. 45 will have a material impact of the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for the year ended December 31, 2002. The interim reporting requirements are effective for the Company's interim reporting periods beginning January 1, 2003. The Company currently accounts for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. The Company does not plan to voluntarily change its method of accounting, but has implemented the amended disclosure requirements for the year ended December 31, 2002.

In January 2003, The FASB issued FASB Interpretation No. 46, "Consolidation of variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of FASB Interpretation No. 46 will have a material impact on its financial statements.

Item 7. Financial Statements



                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORTS                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                             F-3
  Consolidated Statements of Operations                                  F-4
  Consolidated Statements of Shareholders' Equity                        F-5
  Consolidated Statements of Cash Flows                                  F-6
  Notes to Consolidated Financial Statements                             F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Creative Host Services, Inc.

We have audited the accompanying consolidated balance sheet of Creative Host Services, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Creative Host Services, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 31, 2003

                           INDEPENDENT AUDITORS' REPORT


Board of Directors
Creative Host Services, Inc. and Subsidiaries
San Diego, California

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Creative Host Services, Inc. and Subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Host Services, Inc. and Subsidiaries at December 31, 2001, and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                       /s/ Stonefield Josephson,Inc.
                           CERTIFIED PUBLIC ACCOUNTANTS

                           Santa Monica, California
                           March 15, 2002


           CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002

ASSETS
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,241,766
  Receivables, net of allowance of $153,694. . . . . . .            401,959
  Current maturities of note receivable from related party           30,000
  Inventory . . . . . . . . . . . . . . . . . . . . . .             554,529
  Prepaid expenses and other current assets . . . . . .             295,579
  Deferred income taxes . . . . . . . . . . . . . . . .             145,429
                                                               ------------
          Total current assets. . . . . . . . . . . . .           2,669,262

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization . . . . . . . . . . . .          17,073,751


DEPOSITS . . . . . . . . . . . . . . . . . . . . . . .              165,006
NOTE RECEIVABLE FROM RELATED PARTY, LESS CURRENT MATURITES            6,433
GOODWILL  . . .. . . . . . . . . . . . . . . . . . . .            4,303,119
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .              824,912
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .             684,914
                                                               ------------
          Total other assets. . . . . . . . . . . . . .           5,984,384
                                                               ------------
                                                               $ 25,727,397
                                                               ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . .  . . . . . . .        $    813,078
  Accrued expenses . . . . . . . . . . . . . . . . .  .           1,372,018
  Current maturities of capital lease obligations. . . .          1,174,395
  Income taxes payable. . . . . . . . . . . . . . . . .             646,076
                                                               ------------
          Total current liabilities . . . . . . . . . .           4,005,567

OTHER LONG TERM LIABILITIES . . . . . . . . . . . . . . .           162,898

LINE OF CREDIT . . . . . . . . . . . . . . . . . . . . .          1,310,984

NOTES PAYABLE . . . . . . . . . . . .. . . . . . . . . .          1,277,936

CAPITAL LEASE OBLIGATIONS, less current maturities . . .          1,220,050
                                                               ------------
          Total liabilities . . . . . . . . . . . . . .           7,977,435

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock; no par value, 2,000,000 shares
    authorized, no shares issued or outstanding  . . . .                  -
  Common stock; no par value, 20,000,000 shares
    authorized, 8,006,210 shares issued and outstanding          17,159,590
  Additional paid-in capital. . . . . . . . . . . . . .           1,245,076
  Accumulated deficit . . . . . . . . . . . . . . . . .           (654,704)
                                                              ------------
          Total shareholders' equity. . . . . . . . . .          17,749,962
                                                               ------------
                                                               $ 25,727,397
                                                               ============

             See notes to consolidated financial statements.


                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year ended          Year ended
                                                          December 31, 2002    December 31, 2001
                                                          -----------------    -----------------
REVENUES:
  Concessions . . . . . . . . . . . . . . . . . . . .      $    34,567,766      $    30,705,212
  Franchise royalties . . . . . . . . . . . . . . . .               47,688               40,639
                                                            --------------       --------------
          Total revenues. . . . . . . . . . . . . . .           34,615,454           30,745,851
                                                            --------------       --------------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold. . . . . . . . . . . . . . . . .            9,319,742            8,716,551
  Payroll and other employee benefits . . . . . . . .           10,537,767            9,746,338
  Occupancy . . . . . . . . . . . . . . . . . . . . .            5,439,208            4,768,824
  Selling expenses. . . . . . . . . . . . . . . . . .            3,081,972            2,772,040
  General and administrative. . . . . . . . . . . . .            2,207,330            1,428,234
  Depreciation and amortization . . . . . . . . . . .            2,108,582            2,054,693
                                                            --------------       --------------
          Total operating costs and expenses. . . . .           32,694,601           29,486,680
                                                            --------------       --------------
INCOME FROM OPERATIONS. . . . . . . . . . . . . . . .            1,920,853            1,259,171
                                                            --------------       --------------
OTHER INCOME/EXPENSE:
  Gain on sale of assets to a related party. . . . .               (80,487)                   -
  Loss on sale of assets. . . . . . . . . . . . . . .                    -              130,725
  Interest expense, net of capitalized interest
   of $54,878 and  $0, respectively . . . . . .  . . .             675,054              692,199
                                                            --------------       --------------
  Total other expense . . . . . . . . . . . . . . . .              594,567              822,924

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM. .             1,326,286              436,247

PROVISION (BENEFIT) FOR INCOME TAXES. . . . . . . . .               68,481              (21,753)
                                                            --------------       --------------
INCOME BEFORE EXTRAORDINARY ITEM . . . . . . . . . .             1,257,805              458,000
                                                            --------------       --------------
EXTRAORDINARY ITEM:
  Gain on extinguishment of convertible debt - net. .                    -             (128,261)
                                                            --------------       --------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . .     $     1,257,805      $       586,261
                                                            ==============       ==============
NET INCOME PER SHARE -
  Income before extraordinary item . . . . . . . . . .     $          0.16      $          0.06

  Extraordinary item. . . . . . . . . . . . . . . . .                   -                  0.02
                                                            -------------        --------------
  Net Income
  Basic and diluted . . . . . . . . . . . . . . . . . .    $          0.16      $          0.08
                                                            ==============       ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
  Basic . . . . . . . . . . . . . . . . . . . . . . .            7,913,223            7,386,478
                                                            ==============       ==============
  Diluted . . . . . . . . . . . . . . . . . . . . . .            7,987,819            7,413,411
                                                            ==============       ==============


             See notes to consolidated financial statements.


                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Additional                        Total
                                 Common stock           paid-in      Accumulated    shareholders'
                              Shares       Amount        capital        deficit          equity
                             ---------   ----------    -----------     -----------    -----------
Balance at
January 1, 2001              6,444,515   $15,707,095  $  1,736,113    $(2,498,770)   $ 14,944,438

Conversion of convertible
debt                         1,345,003     1,193,642                                    1,193,642

Common stock issued
for services                    39,000        38,030                                      38,030

Retire discount on debt
converted to common stock                                 (179,753)                     (179,753)

Retire balance of
beneficial conversion
feature issued in
connection with financing                                 (677,249)                     (677,249)

Purchase common stock on
open market                    (22,500)      (25,867)                                    (25,867)

Net income                                                                586,261        586,261
                             ---------    ----------   ------------   -----------    -----------

Balance at
December 31, 2001            7,806,018    16,912,900       879,111     (1,912,509)    15,879,502


Common stock issued
for services                    65,010        86,750                                      86,750

Exercise of stock options       10,000        10,500                                      10,500

Conversion of convertible
debt, net                       95,238        69,191                                      69,191

Beneficial conversion
Feature of convertible notes                               201,191                       201 191

Warrants issued in connection
with convertible notes                                     164,774                       164,774

Reclassification of
Redeemable common stock         29,944        80,249                                      80,249


Net income                                                              1,257,805      1,257,805
                             ---------    ----------    ----------    -----------    -----------

Balance at
December 31, 2002            8,006,210   $17,159,590    $1,245,076    $  (654,704)   $17,749,962
                             =========   ===========    ==========    ===========    ===========


                See notes to consolidated financial statements.

             CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Year ended           Year ended
                                              December 31, 2002    December 31, 2001
                                              -----------------    -----------------
OPERATING ACTIVITIES:
  Net income . . . .. . . . . . . . . . .      $    1,257,805       $      586,261

 ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
      Depreciation and amortization . . .           2,108,582            2,085,262
      Provision for bad debts . . . . . .             119,889              (17,589)
      Amortization of debt discount. . . .            105,012              101,056
      Amortization of loan costs . . . . .             80,017                    -
      Loss on sale of assets. . . . . . .                  -               130,725
      Gain on sale of assets to related party         (80,487)                   -
      Gain on extinguishment of debt. . .                   -             (128,261)

 CHANGES IN ASSETS AND LIABILITIES:
      Receivables . . . . . . . .                      11,289              131,428
      Inventory . . . . . . . . . . . . .            (102,795)              13,747
      Prepaid expenses and
        other current assets. . . . . . .              16,269             (122,348)
      Deposits and other assets . . . . .            (482,587)             (87,076)
      Deferred income taxes . . . . . . . . . .      (830,343)             (97,940)
      Accounts payable and
        accrued expenses. . . . . . . . .             271,350             (636,237)
      Income taxes payable. . . . . . . .             583,059              (45,474)
      Long-term liabilities . . . . . . .             162,898                    -
                                              ----------------     ----------------

          Net cash provided by
            operating activities. . . .             3,219,958            1,913,554
                                              ----------------     ----------------

INVESTING ACTIVITIES:
  Purchases of property and equipment. .           (2,343,396)          (2,671,946)
  Acquisition costs . . . . . . . . . . .             (23,265)                   -
  Proceeds from sale of assets. . . . . .                   -              364,362
  Note receivable from related party . .              (55,000)                   -
  Payments on note receivable
    from related party . . . . . . . . . .             18,567                    -
                                              -----------------    -----------------
          Net cash used for
            investing activities. . . . .          (2,403,094)          (2,307,584)
                                              ----------------     ----------------

FINANCING ACTIVITIES:
  Proceeds from notes payable . . . . . .             909,000            1,268,000
  Proceeds from line of credit . . . . .            1,782,076            2,152,888
  Payments on line of credit . . . . . .           (2,250,980)            (373,000)
  Net cash amount paid upon retirement of
   beneficial conversion feature . . .  .                   -             (258,085)


                 See notes to consolidated financial statements.


                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                               Year ended           Year ended
                                            December 31, 2002    December 31, 2001
                                            -----------------    -----------------
  Issuance of common stock . . . . . . .              10,500                    -
  Redemption of common stock . . . . . .                 -               (168,368)
  Payments on notes payable. . . . . . .            (631,109)          (1,220,250)
  Payments on capital lease obligations .         (1,195,873)            (918,922)
                                              ----------------     ----------------
Net cash (used in) provided by
  financing activities. . . . . . . . . .         (1,376,386)              482,263
                                              ----------------     ----------------
NET (DECREASE)INCREASE IN CASH. . . . . .           (559,522)               88,233
CASH, beginning of year . . . . . . . . .           1,801,288            1,713,055
                                              ----------------     ----------------
CASH, end of year . . . . . . . . . . . .     $     1,241,766      $     1,801,288
                                              ================     ================

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid . . . . . . . . . . . . .     $       532,497      $       560,574
                                              ================     ================
  Income taxes paid . . . . . . . . . . .     $       293,258      $        99,155
                                              ================     ================
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible debt
    to common stock, net . . . . . .  . .     $        69,191      $     1,193,642
                                              ================     ================
  Equipment acquired and financed
    by capital lease obligations. . . . .     $     1,244,799      $        47,473
                                              ================     ================
  Equipment acquired and financed
    by notes payable. . . . . . . . . .       $            -       $        12,223
                                              ================     ================
  Beneficial conversion feature
    of convertible notes . . . . . . .        $       201,191      $             -
                                              ================     ================
   Warrants issued in connection
    with convertible notes . . . . . .        $       164,774      $             -
                                              ================     ================
  Common stock issued
    for services . . . . . . . . . . . .      $        86,750      $        38,030
                                              ================     ================
  Common stock redeemed
    by issuing notes. . . . . . . . . . .     $             -      $       142,501
                                              ================     ================
  Notes issued in settlement
    of a contingent liability . . . . . .     $             -      $       105,000
                                              ================     ================
  Assets sold by settling
    a contractual liability . . . . . . .     $       250,000      $             -
                                              ================     ================
  Retire discount on debt converted
     to common stock . . . .. . . . . . .     $             -      $       179,753
                                              ================     ================

              See notes to consolidated financial statements.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  ORGANIZATION AND BASIS OF PRESENTATION:

Creative Host Services, Inc. and subsidiaries ("the Company") operates food and beverage concessions at airports and provides certain in-flight catering sales. The accompanying financial statements include the operations of Company-owned concessions (mainly at various airports across the United States), revenues earned from franchisees and operations from the Company's wholesale food preparation activities. As of December 31, 2002, the Company operates 142 concession facilities at 28 airports throughout the country, two of which are franchised.

Effective October 9, 2000, the Company acquired 100% of the outstanding stock of GladCo Enterprises, Inc., a Pennsylvania corporation, the outstanding shares of HLG Acquisition Corporation, a Pennsylvania corporation, and the outstanding limited partnership interest in HLG Franchise Marketing Company for $7.3 million.

                        PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GladCo Enterprises, Inc, HLG Acquisition Corporation and HLG Franchise Marketing Company. All material intercompany transactions and accounts have been eliminated in consolidation.

                            REVENUE RECOGNITION:

Concession revenues are recorded as the sales are made and revenues from in-flight catering are recorded upon delivery. Royalties from franchised concession locations are recorded as revenue when earned.

                               USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

                            RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform to the current year presentation.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                        FINANCIAL INSTRUMENTS:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair values due to the short-term maturities of these instruments. The carrying amount of the Company's line of credit is estimated to approximate fair value as the interest rate is tied to a short-term index. The carrying amounts of the Company's capital lease obligations are estimated to approximate fair value as the interest rates are consistent with rates estimated to be currently available for similar instruments. The Company also has a long-term note receivable with a related party that, due to its recent issuance, has a carrying value that approximates fair value. The carrying amounts and estimated fair values of the Company's notes payable at December 31, 2002 total $1,277,936 and $1,304,318, respectively. The fair value of notes payable was determined using quoted market prices, where applicable, or estimated by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities.

                                INVENTORY:

Inventory, consisting principally of foodstuffs and supplies, is valued at the lower of cost (first-in, first-out method) or market.

                            PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost, including interest on funds to finance the construction of concession locations. For financial statement purposes, depreciation or amortization is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows:

Office equipment-10 years

Restaurant concession and commissary equipment-10 years

Leasehold improvements - the useful lives of the improvements, or terms of the leases, whichever is shorter.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2002 AND 2001

                            CAPITALIZED INTEREST:

Interest costs capitalized during the construction period of concession locations were approximately $54,878 and $0 during 2002 and 2001, respectively.

   IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES SUBJECT TO AMORTIZATION:

The Company continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of those assets, to determine if a write-down is appropriate. Should impairment be identified, a loss would be reported to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

                                  GOODWILL:

Goodwill is tested for impairment at least annually to determine whether the carrying value of goodwill exceeds its implied fair value. The fair value of a reporting unit is based on discounted projected cash flow but the Company also considers factors such as market capitalization and comparable industry price multiples. The Company employs cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of the Company's reporting units. Actual results may differ from these estimates under different assumptions or conditions.

                         DEFERRED FINANCING FEES:

Deferred financing fees are capitalized and amortized over the respective terms of the debt.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                               INCOME TAXES:

The provision for income taxes is based on the income reported in the
financial statements.   Deferred tax assets are recognized for deductible
temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                          STOCK-BASED COMPENSATION:

SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123, provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and net income per share under the fair value method as prescribed under SAFS No. 123 as amended by SFAS No. 148, is as follows:

                                                 Year ended          Year ended
                                              December 31, 2002   December 31, 2001
                                              -----------------   -----------------
Net income . . .  . . . . . . . . . . . . .   $       1,257,805    $        586,261
Pro forma expense associated with
stock options under SFAS No. 123 . . . . . .            226,769             211,291
                                              -----------------   -----------------
Pro forma net income . . . . . . . . . . . .  $       1,031,036    $        374,970
                                              =================   =================
Net income per share
  Basic and diluted pro forma                 $            0.13    $           0.05
                                              =================   =================
  Basic and diluted as reported               $            0.16    $           0.08
                                              =================   =================


                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options on the grant date was $1.43 and $1.17 per share for 2002 and 2001, respectively. The following assumptions were used for grants in 2002 and 2001: risk free interest rates ranging from 1.34% to 1.75%, and 3.91% to 6.01% respectively, expected lives of five to ten years; dividend yield of 0%; and expected volatility of 382% and 298%, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions changed, the estimated fair value amounts could be significantly different.


                             NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible notes, warrants, and options to purchase common stock) were exercised or converted into common stock. Potential common shares in the diluted computation are excluded when their effect would be anti-dilutive.

A reconciliation of basic and diluted net income per share in accordance with SFAS No. 128 is as follows:

                                                    2002         2001
                                                   ------       ------
     Numerator:
        Net income before extraordinary
         item for basic and diluted
         net income per share                  $ 1,257,805   $  458,000
                                                ==========    =========
     Denominator:
       Basic:
         Weighted average common
         shares outstanding                      7,913,223    7,386,478
       Diluted:
          Effect of dilutive securities -
            Common stock options                    68,326       21,289
            Warrants                                 6,270        5,644
                                                ----------    ---------
     Dilutive potential common shares            7,987,819    7,413,411
                                                ==========    =========
     Net income before extraordinary
       item per share:
        Basic                                  $      0.16   $     0.06
                                                ==========    =========
        Diluted                                $      0.16   $     0.06
                                                ==========    =========

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


For 2002 and 2001, options to purchase 207,500 and 385,103 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For 2002 and 2001, warrants to purchase 718,982 and 718,946 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For 2002, notes convertible into 709,524 shares of common stock were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.


                              CASH EQUIVALENTS:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.


                      COMPREHENSIVE INCOME AND LOSS:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


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


                          SEGMENT INFORMATION:

The Company currently considers its business to consist of one operating segment.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


                 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:


In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The statement was effective January 1, 2002. The Company stopped amortizing goodwill effective January 1, 2002 and completed both the transitional impairment test in the second quarter of 2002 and the annual impairment test as of January 1, 2003, which indicated no impairment of existing goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The Company depreciates the capitalized asset's retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position or results of operations.

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

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF No. 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ", which elaborates on the disclosures to be made by a guarantor about its obligation under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies, " SFAS No. 57, "Related Party Disclosures," and SFAS No. 107 " Disclosures about Fair value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Companies must implement the initial recognition and measurement provision of Interpretation No. 45 for guarantees issued or modified after December 31, 2002. The disclosures of Interpretation No. 45 are effective for financial statements of interim and annual reports ending after December 31, 2002. The Company does not believe the adoption of Interpretation No. 45 will have a material impact of the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The voluntary transition and amended disclosure requirements are effective for the Company for the year ended December 31, 2002. The interim reporting requirements are effective for the Company's interim reporting periods

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

beginning January 1, 2003. The Company currently accounts for stock-based employee compensation under the intrinsic value method in accordance with APB No. 25. The Company does not plan to voluntarily change its method of accounting, but has implemented the amended disclosure requirements for the year ended December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of FASB Interpretation No. 46 will have a material impact on its financial statements.


(2) RECEIVABLES

 Receivables at December 31, 2002 consist of the following:

                         Gross carrying       Allowances for          Receivables,
                             amount          doubtful accounts            net
                         ---------------     -----------------       --------------
   Receivables from
   concession sales
   to airlines           $       355,294     $       (153,694)       $      201,600

   Insurance claims               98,638                    -                98,638

   Other                         101,721                    -               101,721
                         ----------------    -----------------       ---------------
                         $       555,653     $       (153,694)       $      401,959
                         ================    =================       ===============

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002 AND 2001



(3) PROPERTY AND EQUIPMENT:

A summary of property and equipment at December 31, 2002 is as follows:

         Food and beverage concession equipment           $   17,268,524
         Leasehold improvements                                5,375,229
         Office equipment                                        225,056
         Construction in progress                                554,096
                                                            ------------
                                                              23,422,905
         Less accumulated depreciation and amortization        6,349,154
                                                            ------------
         Property and equipment, net                     $    17,073,751
                                                            ============

Assets associated with capital lease obligations of approximately $4,748,227 are included in food and beverage concession equipment in the table above. Accumulated depreciation as of December 31, 2002 of $1,205,995 related to these assets.

Depreciation and amortization expense on property and equipment totaled $2,070,914 and $1,799,519 for the years ended December 31, 2002 and 2001, respectively.


(4) OTHER ASSETS

                                GOODWILL
                                --------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing. Previously recognized goodwill is to be initially tested for impairment as of the beginning of 2002. At December 31, 2002, the Company had goodwill of $4,303,119, all of which was related to the acquisition of Gladco Enterprises, Inc. and related entities in October 2000. Until adoption of SFAS No. 142, the Company amortized goodwill using the straight-line method over its estimated useful life of twenty years. As required by SFAS No. 142, the Company completed the transitional impairment test for goodwill during the second quarter of 2002 and its annual impairment test as of January 1, 2003. The Company identified one reporting unit for these purposes. There was no impairment indicated as a result of the transitional impairment tests.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001



(4) OTHER ASSETS, CONTINUED

The following sets forth a reconciliation of net income and income per share information for the years ended December 31, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142.

                                                      2002         2001
                                                   ----------   ----------
Reported net income                               $ 1,257,805   $  586,261
Add back: goodwill amortization,
   net of tax effect                                        -      181,560
                                                   ----------   ----------
Adjusted net income                               $ 1,257,805   $  767,821
                                                   ==========   ==========
Basic net income per share:
Reported net income                               $      0.16   $     0.08
Goodwill amortization,
   net of tax effect                                        -         0.02
                                                   ----------   ----------
Adjusted net income                               $      0.16   $     0.10
                                                   ==========   ==========
Diluted net income per share:
Reported net income                               $      0.16   $     0.08
Goodwill amortization,
   net of tax effect                                        -         0.02
                                                   ----------   ----------
Adjusted net income                               $      0.16   $     0.10
                                                   ==========   ==========

                                OTHER ASSETS
                                ------------

A summary of the components of other assets at December 31, 2002 is as follows:

                  Franchise  costs                 $     335,909
                  Loan  fees                             730,133
                  Other                                  234,185
                                                     -----------
                                                       1,300,227
                  Less  accumulated  amortization        475,315
                                                    ------------
                                                   $     824,912
                                                    ============

Amortization expense amounted to $37,668 and $36,308 for the years ended December 31, 2002 and 2001, respectively.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001


(5) ACCOUNTS PAYABLE

Purchases from one supplier amounted to approximately $4,902,313 for the year ended December 31, 2002. Approximately $220,371 accounts payable was due to this supplier at December 31, 2002.


(6) ACCRUED EXPENSES

A summary of the components of accrued expenses at December 31, 2002 is as follows:

                  Accrued compensation                  $    752,250
                  Accrued sales and other taxes              205,511
                  Accrued rent                               156,494
                  Other                                      257,763
                                                         -----------
                                                        $  1,372,018
                                                         ===========


(7) NOTES PAYABLE

A summary of notes payable as of December 31, 2002 is as follows:

Subordinated  convertible notes payable, interest at 9%,
   per annum due quarterly, through December 31, 2006,
  (net of discount of $260,953)                                         $   484,047
Note payable to a bank, interest at 9%, due July 2004,
  paid January 2003                                                         633,183
Notes payable to former shareholders, interest at 9%,
  due in monthly installments of $4,797 through December 2003,
  paid January 2003                                                          54,921
Note payable to a finance company, interest at 13.1%, due in monthly
  installments of $413 through April 2004, paid January 2003                  6,025
Note payable to a corporation, interest at 8%, due in monthly
 installments of $1,784 through May 2006, paid January 2003                  63,797
Note payable to a finance company, interest at 6.9%, due in
 monthly installments of $7,317 through May 2003, paid January 2003          35,963
                                                                          ---------
                                                                        $ 1,277,936
                                                                          =========

As discussed in Note 17, in January 2003, the Company entered into a new long-term credit agreement. A portion of the proceeds from the new financing was used to pay off all of the notes summarized in the above table except for the subordinated convertible notes payable; therefore, such amounts have been classified as long-term in the Company's balance sheet at December 31, 2002. Principal payments on the subordinated convertible notes payable are due in December 2006.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001


(7) NOTES PAYABLE, CONTINUED


                      SUBORDINATED CONVERTIBLE DEBENTURES
                      -----------------------------------

In September 2000, the Company issued $2,000,000 out of a total of $2,500,000 convertible debentures with interest at 7% per annum at a 5% discount rate and a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $6.86 per share.

During the year ended December 31, 2001, $1,193,642 of the outstanding debenture, including related interest, was converted to 1,345,003 shares of common stock at an average rate of $0.89 per share, which required the write-off of unamortized discount totaling $179,753.

In August 2001, the Company paid-off the remaining convertible debenture balance of $941,915, for $1,200,000 cash, including principal and interest, before its expiration date, with cash obtained through bank financing. On the date of retirement, the intrinsic value of shares into which the debt was convertible was $1,619,163, of which $677,249 related to the beneficial conversion feature. The extinguishment of this debt gave rise to a gain of $419,163 (which is presented in the Statement of Operations and the Statement of Cash Flows net of related unamortized loan origination costs of $60,069 and unamortized discount of $230,833, giving rise to a net gain of $128,261) and required cash of $258,085 as the negotiated cost of the early retirement, for the year ended December 31, 2001.

The Company does not expect to issue the remaining $500,000 of convertible debentures under the purchase agreement.

In a private placement during the three months ended March 31, 2002, the Company issued 18.9 Units, with each Unit consisting of one $50,000 principal amount Series A 9% Subordinated Convertible Note and 37,500 warrants for common stock exercisable at $2.00 per share until November 21, 2006. The notes were convertible into a total of 900,000 shares of the Company's common stock. Interest is due quarterly and the notes are fully due and payable on December 31, 2006.

Two investors subsequently rescinded their investment in two of the Units, because they were unwilling to sign the subordination agreement required under the terms of the private placement. In November 2002, the Company refunded the total investment without interest of $100,000, and the discount allocated to the warrants and the beneficial conversion feature associated with this investment was reversed.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001


(7) NOTES PAYABLE, CONTINUED

The notes and the warrants were recorded at their relative fair values, with the portion allocated to the warrants accounted for as paid-in capital, which resulted in a beneficial conversion feature on the notes that was recognized as an additional discount on the notes. The discount will be amortized as interest expense over the term of the notes.

On August 20, 2002, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock. At December 31, 2002, $484,047, net of unamortized discount of $260,953, is included in notes payable related to this offering.

Additionally, the Company issued warrants to the brokers to purchase Units equal to 10% of the Units issued to the investors in the private placement at an exercise price of $50,000 per Unit for a period of five years from January 29, 2002. If these warrants are exercised, the Units purchased by the broker will have the same rights as the Units issued to the investors. The value of these warrants at December 31, 2002 was $20,100 and is included in Other Long-term Liabilities in the accompanying consolidated balance sheet.


(8) LINE OF CREDIT

At December 31, 2002, the Company had a revolving line of credit with a bank expiring October 31, 2003. The line of credit originated on November 13, 2000, with maximum borrowing capacity of $2,500,000. The maximum borrowing allowed was reduced by $125,000 each quarter. The line of credit's interest rate was 0.25% under the bank's reference rate. The line was collateralized by inventory, furniture, equipment and intangible property. The amount outstanding on the line of credit at December 31, 2002 was $1,310,984.

The revolving line of credit contained various covenants including a debt to worth ratio, current ratio, debt service coverage ratio, capital expenditures limit, and acquisition limit. At December 31, 2002, the Company was not in compliance with respect to one of the covenants of the line of credit agreement.

As discussed in Note 17, in January 2003, the Company entered into a new long-term credit agreement. A portion of the proceeds from the new financing was used to pay off this bank line of credit; therefore, the balance of $1,310,984 has been classified as long-term in the Company's balance sheet at December 31, 2002.


(9) CAPITAL LEASE OBLIGATIONS

Equipment leases payable to a finance company with an approximate average interest rate of 13.7%, are due in monthly installments through the year 2006, and are collateralized by food and beverage concession equipment.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    YEARS ENDED DECEMBER 31, 2002 AND 2001

(9) CAPITAL LEASE OBLIGATIONS, CONTINUED

The following is a summary of the principal amounts payable under capital leases over the next five years as of December 31, 2002:

                    2003                                  $ 1,364,053
                    2004                                    1,055,847
                    2005                                      199,430
                    2006                                       28,520
                                                              -------
                    Total  minimum  lease  payments         2,647,850
                    Less  amount  representing  interest      253,405
                                                           ----------
                    Present value of net minimum
                    lease payments                          2,394,445
                    Less  current  maturities               1,174,395
                                                            ---------
                                                          $ 1,220,050
                                                            =========

(10) INCOME TAXES:

The components of the income tax expense (benefit) for 2002 and 2001 are as follows:
                                               2002           2001
                                             --------       --------
Federal expense/(benefit)
    Current                                 $ 691,307      $       -
    Deferred                                 (648,929)      (120,053)

State expense/(benefit)
    Current                                   207,517         98,300
    Deferred                                 (181,414)             -
                                             --------       --------
Total income tax expense/(benefit)          $  68,481      $ (21,753)
                                             ========       ========


The income tax effects of temporary differences and credit carryforwards which comprise the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:
                                                              2002
                                                           ----------
Current deferred tax asset (liability) arising from:
  Accrued vacation . . . . . . . . . . . . . . . . . .     $  121,572
  State income taxes . . . . . . . . . . . . . . . . .        (48,818)
  Allowance for doubtful accounts. . . . . . . . . . .         65,843
  Deferred revenue . . . . . . . . . . . . . . . . . .          6,832
                                                            ---------
                                                           $  145,429
                                                            =========
Long-term deferred tax asset arising from:
  Depreciation and amortization. . . . . . . . . . . .     $  684,914
                                                            =========

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2002 AND 2001

(10) INCOME TAXES, CONTINUED

A reconciliation of the income tax expense (benefit) to the federal statutory rate is as follows.
                                                    2002         2001
                                                 ---------     ---------
     Federal income tax expense
      at statutory rate                          $ 450,937     $ 148,324
     Amortization of goodwill not deductible
      for income tax purposes . . .  . . .               -        77,303
     Other adjustments - net                        62,877       (15,793)
     State income taxes. . . . . . . . . . .        17,228        78,300
     Net operating loss carryforward . . . .             -      (289,887)
     Reversal of valuation allowance . . . .      (462,561)      (20,000)
                                                 ---------     ---------
                                                 $  68,481     $ (21,753)
                                                 =========     =========


During 2001, the Company had an extraordinary gain on extinguishment of debt in the net amount of $128,261. There was no tax expense associated with this extraordinary item as the transaction did not give rise to taxable income.


(11) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
----------------

The Company leases its office facility and concession locations under various operating lease agreements expiring through 2010. These leases require the Company to pay the greater of a percentage of monthly sales or a pro-rata portion of a minimum annual guarantee. Rental expense under operating leases, totaled $3,398,862 and $4,523,047 for 2002 and 2001, respectively. As of December 31, 2002, future minimum rental payments required under operating leases, at the minimum annual guarantee amount, exclusive of rental payments based on concession sales and number of enplanements, are as follows:

Year ending December  31,
          2003                                   $     3,055,607
          2004                                         3,031,251
          2005                                         2,949,969
          2006                                         2,595,706
          2007                                         2,310,466
          Thereafter                                   5,169,779
                                                       ---------
                                                 $    19,112,778
                                                      ==========

              CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2002 AND 2001


(11) COMMITMENTS AND CONTINGENCIES, CONTINUED

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


CAPITAL IMPROVEMENTS
--------------------

The Company currently plans to make capital improvements at six of its locations. Some of the concession agreements require the Company to make midterm refurbishments to the concession locations. The total cost the Company is required to spend in 2003 is $528,500. The estimated cost of additional capital improvements is $300,000 excluding capitalized interest. Generally the Company's sub-contractor will provide the construction bonds for the planned capital improvements. No construction bonds are outstanding in the name of the Company. The construction is expected to be completed in 2003.


EMPLOYMENT AGREEMENTS
---------------------

The Company has an employment agreement with its Chief Executive Officer providing for total compensation of $1,498,000 through the year 2007. The Company also has an employment agreement with the President of GladCo Enterprises, Inc. providing for total compensation of $487,322 through August 21, 2005.


LEGAL CONTINGENCIES
-------------------

The Company is not subject to any material legal proceedings. The Company is subject from time to time to legal claims in the ordinary course of its business. Management does not believe that any of these legal claims will have a significant adverse effect on its financial condition or business.


(12) COMMON STOCK

In 2002, $100,000 of the convertible notes was converted into 95,238 shares of common stock. In 2001, $1,193,642 of a convertible debenture and the associated accrued interest were converted into 1,345,003 shares of common stock.

In connection with its acquisition of GladCo Enterprises, Inc., in 2000, the Company had a contingent obligation to permit sellers to elect to require the

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2002 AND 2001


(12) COMMON STOCK CONTINUED

Company to repurchase 69,638 shares of the Company's common stock when they were freely tradable at a price equal to the per share issuance price times the number of shares repurchased. In December 2001, 39,694 of these shares were redeemed for $142,502 cash and by issuing notes for $142,501. At December 31, 2001, 29,944 of these shares remained outstanding, and accordingly were excluded from stockholders' equity. During 2002, this contingent consideration was relieved and as a result, $80,249 was reclassified to shareholders' equity.

(13) STOCK OPTIONS

The Company has a 1997 Stock Option Plan (the "1997 Plan"), which provides for the issuance of 280,000 shares of the Company's common stock pursuant to the exercise of options granted thereunder. The Compensation Committee of the Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the 1997 Plan are exercisable at a price determined by the Compensation Committee at the time of grant, but in no event less than fair market value, or less than 110% of the fair market value in the case of a ten percent shareholder, and have a term of not more than ten years.

In 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan authorized the issuance of 450,000 shares of the Company's common stock pursuant to the exercise of the options granted thereunder. Options granted under the 2001 plan are exercisable at a price determined by the Compensation Committee at the time of grant, but in no event less than fair market value, or less than 110% of the fair market value of stock in the case of a ten percent shareholder, and have a term of ten years, or five years in the case of a ten percent shareholder.

The number and weighted average exercise prices of options granted under both plans, for the years ended December 31, 2002 and 2001 are as follows:

                                             2002             2001
                                        ---------------  ---------------
                                               Weighted         Weighted
                                                Average          Average
                                                Exercise        Exercise
                                        Number  Price     Number   Price
                                       -------  -------  -------  ------
Outstanding at beginning of the year   417,000  $  2.93  218,000  $4.31
Granted during the year. . . . . . .   180,000     1.61  205,000   1.17
Exercised during the year. . . . . .    10,000     1.05        -      -
Expired during the year. . . . . . .   101,000     3.55    6,000   4.07
                                       -------           -------
Outstanding at end of the year . . .   486,000     2.11  417,000   2.93
                                       =======           =======
Exercisable at end of the year . . .   360,166     2.32  260,666   3.19
                                       =======           =======

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 2002 AND 2001


(13) STOCK OPTIONS, CONTINUED


The following table summarizes information about stock options outstanding at
December 31, 2002.
                                  Weighted
                                  Average       Weighted                       Weighted
Range of       Number             Remaining     Average    Number              Average
Exercise       Outstanding at     Contractual   Exercise   Exerciseable at     Exercise
Prices         December 31, 2002  Life          Price      December 31, 2002   Price
-------------  -----------------  ------------  ---------  ------------------  ---------
0.01 - $1.00             15,000    6.80 years   $   0.93              15,000   $    .93
-------------  -----------------  ------------  ---------  ------------------  ---------
1.01 - $2.00            373,500    7.87 years   $   1.38             268,500   $   1.33
-------------  -----------------  ------------  ---------  ------------------  ---------
2.01 - $3.00              2,500    3.02 years   $   2.13                 833   $   2.13
-------------  -----------------  ------------  ---------  ------------------  ---------
3.01 - $4.00             20,000    4.81 years   $   3.88              20,000   $   3.88
-------------  -----------------  ------------  ---------  ------------------  ---------
4.01 - $5.00             15,000    3.94 years   $   4.46              13,333   $   4.41
-------------  -----------------  ------------  ---------  ------------------  ---------
5.01 - $7.00             60,000    2.01 years   $   6.33              60,000   $   6.33
-------------  -----------------  ------------  ---------  ------------------  ---------
                        486,000    6.06 years   $   2.18             377,666   $   2.32
               =================  ============  =========  ==================  =========


(14) WARRANTS

At December 31, 2002, the Company had warrants outstanding that allow the holders to purchase up to 1,382,732 shares of common stock at exercise prices ranging from $.91 to $13.20, expiring through March 2007.

The number and weighted average exercise prices of the warrants for the years ended December 31, 2002 and 2001 are as follows:

                                             2002              2001
                                     ------------------  ----------------
                                                Average            Average
                                                Exercise           Exercise
                                      Number    Price     Number   Price
                                      --------  -------  ---------  -----
Outstanding at January 1 . . . . . .   748,982   $6.44     623,575  $7.37
Granted during the year. . . . . . .   633,750    2.00     295,000   1.76
Exercised during the year. . . . . .       -         -     169,593   1.63
                                     ---------             -------
Outstanding at December 31 . . . . . 1,382,732    4.39     748,982   6.44
                                     =========             =======

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002 AND 2001


(15) EMPLOYEE PROFIT SHARING PLAN

The Company has a salary reduction plan under the provision of Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have completed one full year of service with the Company. Participation in the plan is voluntary. For those employees participating, up to 15% of annual compensation may be deferred as prescribed by the Internal Revenue Code. Company contributions to the plan are discretionary. No Company contributions were made to the plan for the years ended December 31, 2002 and 2001.

(16) RELATED PARTY TRANSACTIONS

In April 2002, the Company loaned $55,000 to the Company's Chief Executive Officer at 8.5% interest, due in monthly payments of $2,500, through April 2004. As of December 31, 2002, the outstanding balance on this note receivable was $36,433.

In conjunction with the purchase of GladCo Enterprises, Inc., the Company assumed a lease for office space. The building is owned by the president of GladCo. The lease term is five years, ending in December of 2003, with annual rent payments of $36,000.

In January 2002, the Company sold its location in Atlantic City, New Jersey to the spouse of the President of GladCo for $250,000 cash. There were existing contractual liabilities, related to the acquisition of GladCo, owed to the President of GladCo at the time of the sale, and the $250,000 sales proceeds were offset against the contractual liabilities. The $250,000 sales price represents the estimated fair market value of the Atlantic City, New Jersey location at the date of the sale. A gain of $80,487 was recorded on this transaction during the year ended December 31, 2002.


(17) SUBSEQUENT EVENTS

In January 2003, the Company entered into a senior secured financing with an investment company pursuant to the terms of a credit agreement. The credit agreement provides for a total financing commitment of $13,000,000 consisting of two separate facilities, a term loan facility and an expansion facility. These loans are secured by virtually all of the Company's assets. The term loan facility provides for financing in an amount up to $7,400,000 to be used to refinance the Company's existing debt, finance the price of an acquisition made on the closing date of the loan and lender-approved acquisitions after the closing date, to finance build-outs of the Company's concession locations, and pay fees and expenses associated with the financing and the closing date acquisitions. The Company used approximately $4,316,000 of this facility to refinance approximately $2,499,000 of existing debt, finance the purchase price of the Sanford acquisition of approximately $1,100,000 made on the closing date of the loan, and pay fees and expenses associated with the financing and the closing date acquisition of approximately $717,000.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002 AND 2001


(17) SUBSEQUENT EVENTS, CONTINUED

The expansion facility, in an amount up to $5,600,000, may be used to finance the cash purchase price for approved acquisitions, to finance build outs of concession locations, to provide ongoing working capital needs of the Company and to provide a letter of credit sub-facility of $4,000,000. Availability under the expansion facility will be reduced by outstanding letters of credit. The expansion facility matures on December 31, 2008, with certain principal payments due on December 31, 2007, March 31, 2008 and June 30, 2008 equal to the greater of (i) fifteen percent of the reduced commitment amount or (ii) $800,000, with the remaining amount due on December 31, 2008.

The term loan of the credit facility bears interest at a rate of 10% per annum plus 2% per annum paid in kind (PIK) rate. Interest accruing on the PIK rate will be paid annually in cash, or at the Company's option, such interest will accrue on the principal amount. The interest on the expansion facility is based, at the option of the Company, upon either a Eurodollar rate plus 3.50% or the higher of Prime plus 1% or the Fed Funds Rate plus .5% per annum. A commitment fee is charged on the unused portion of the term loan and the expansion facility at rates of 0.75% and 0.50% per annum, respectively. The term loan is due December 31, 2007.

As a condition of the financing, the Company was required to close an acquisition transaction at the same time as the financing, using proceeds from the term loan facility to finance the purchase price for the acquisition. The Company used $1,075,542 of the financing proceeds to acquire the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida in satisfaction of that condition.

As additional consideration for the financing, the Company issued warrants to purchase 452,050 shares of common stock. The warrants have an exercise price of $1.87 per share, which was equal to the closing price of the Company's common stock on January 16, 2003 and expire on January 17, 2012. Terms and conditions of the warrants include, among others, shelf and piggyback registration rights, anti-dilution protection and "tag-along" rights. The warrants are recorded at fair value, as debt issuance costs and additional paid-in-capital and will be amortized over the term of the debt agreement.

In February 2003, the Company was awarded a contract for a concession location at the San Antonio International Airport in San Antonio, Texas. The Contract term is for a period of 7 years and expires in May 2010.

In February 2003, the Company was awarded a contract for a concession location at the Santa Barbara Airport in Santa Barbara, California. The contract term is for a period of five years and expires in May 2008.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated herein by this reference is the discussion under Item 4 of the Company's Current Report on Form 8-K, filed on May 20, 2002 and its Form 8-K/A filed on June 25, 2002, reporting a change in certifying accountants. There were no disagreements related to that change in accountants.



                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


DIRECTORS AND EXECUTIVE OFFICERS:

The following table sets forth the names and ages of the Company's current directors and executive Officers, their principal offices and positions and the date each such person became a director. The Company's directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Creative Host will always maintain a majority of independent directors on its board of directors.

The directors and executive officers of Creative Host are as follows:


                                            Present Positions        Director
     Name                       Age     With the Company              Since
-----------------------------------------------------------------------------

Sayed Ali                        55       Chairman of the Board of     1986
                                          Directors, President and
                                          Chief Executive Officer

Booker T. Graves (1)(2)          66       Director                     1997

John P. Donohue, Jr. (1)(2)      74       Director                     1997

Charles B. Radloff (2)           75       Director                     1999

Tasneem Vakharia                 41       Executive Vice President      N/A
                                          and Secretary

Lynnette McCullough              34       Chief Financial Officer       N/A

---------------------------
(1)  Member of Compensation Committee
(2)  Member of Audit Committee

BUSINESS EXPERIENCE:

SAYED ALI is the founder, Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Ali has served as Chairman of the Board of Directors and President since 1986. Mr. Ali also served as Chief Financial Officer from December 1986 to February 1997, and from August 1997 to January 2003. Mr. Ali served as the Secretary of the Company from 1986 to December 1996. Prior to founding the Company, from May 1985 to September 1987, Mr. Ali was the Director of Operations of Steffa Control Systems, a manufacturer of energy management systems. From March 1980 until May 1985, Mr. Ali was the Director of Operations for Oak Industries, Inc., a $250 million telecommunications equipment manufacturer.

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

CHARLES B. RADLOFF has been a director of the Company since March 1997. Mr. Radloff has served as a business advisor and member of the board of directors of DBP Microwave, Inc. a privately owned company engaged in the design, manufacture, and sale of electronic components for the communications and aerospace industries. From 1987 to 1991, Mr. Radloff was President and Chief Executive Officer of AKZO Electronic Materials Company, an electronics manufacturer and wholly-owned subsidiary of AZKO, which is a Dutch multi-national corporation with annual sales of approximately $12 billion. From 1965 to 1987, Mr. Radloff served in various executive positions with Oak Industries, Inc., including his position as President and Chief Executive Officer of Oak Communications and Chief Executive Officer of Oak Technology. Mr. Radloff previously served on the board of directors of Comstream, Inc.

TASNEEM VAKHARIA has served as the Secretary of the Company since December 1996 and has been the Executive Vice President of the Company since January 1997. Ms. Vakharia has been with Creative Host for over ten years, and has been instrumental in managing the growth of the Company, administering the opening of several new airport locations. During those ten years, she has supervised the administration, accounting, human resources and computer operations of the Company. Ms. Vakharia has a Master of Science degree in Management Information Systems and a Bachelors Degree in Accounting and Finance.

LYNNETTE McCULLOUGH joined the Company in January 2003 as Chief Financial Officer. She is a Certified Public Accountant. Prior to joining Creative Host, Ms. McCullough served as Vice President of Finance for Wireless Knowledge, Inc. a subsidiary of Qualcomm, Inc., a public company. Prior to that, she served as the Director of Finance for the North American retail operations of Blockbuster, Inc. (NYSE: BBI). Prior to that position, she was the Director of Internal Audit for Chart House Enterprises, Inc. (NASDAQ:
LNDY). Ms. McCullough began her career with Arthur Andersen, LLP in Los Angeles. She holds a B.A. in Accounting from Baylor University in Waco, Texas.


SIGNIFICANT EMPLOYEES:

LOUIS COCCOLI, JR. serves as the President of the Company's wholly-owned subsidiary, GladCo Enterprises, Inc. GladCo was acquired by the Company in October 2000. Prior to Creative Host's acquisition of GladCo, Mr. Coccoli served as president of that company for the preceding seven years. Before his tenure at GladCo, Mr. Coccoli served as a Regional Vice President for the Marriott Corporation and as Vice President of Galdieux Corporation.


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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required to be filed, the Company believes that during fiscal 2002 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


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

The following table and notes provide information concerning compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and to any other qualifying Executive Officers and employees who earned more than $100,000 for all services rendered to the Company and its subsidiary for fiscal years ended December 31, 2002, 2001 and 2000.

                              SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                    Annual Compensation                Compensation
                                    -------------------                ------------
                                                                         Awards
                                                                         ------
                                                                       Securities
Name and Principal                                     Other Annual    Underlying
Position                  Year     Salary     Bonus    Compensation    Options/SARs
-------------------      ------   -------     ------   -------------   ------------
Sayed Ali                 2002    $225,000    $30,000      $-0-          75,000(1)
President and Chief       2001    $200,000    $30,000      $-0-               -
Executive Officer         2000    $148,759    $15,000      $-0-          60,000(2)

Louis Coccoli, Jr.        2002    $161,461    $20,000      $-0-          15,000(3)
President;                2001    $160,000    $15,000      $-0-          10,000(4)
GladCo Enterprises, Inc.  2000    $150,000    $     -      $-0-          15,000(5)
------------------------

(1) On February 26, 2002, Mr. Ali was granted 15,000 options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.43, which was 110% of the closing price of the Company's common stock on the date of grant. 7,500 options vested on the date of grant and 7,500 options vested on January 1, 2003. On November 4, 2002, Mr. Ali was granted 60,000 options to purchase 60,000 shares of the Company's common stock at an exercise price of $1.925, which was 110% of the closing price of the Company's common stock on the date of grant. 20,000 options vested on the date of grant, 20,000 shares will vest on November 4, 2003 and 20,000 will vest on November 4, 2004. The exercise period for both grants of options is five years from the date of grant.

(2) Consists of 60,000 options granted to Mr. Ali under the Company's 1997 Stock Option Plan to purchase 60,000 shares of the Company's common stock at an exercise price of $6.325 per share, which was 110% of the closing market price of the Company's common stock on the date of grant. The options vested according to the following schedule: 20,000 on the date of grant, January 1, 2000; 20,000 on January 1, 2001; and 20,000 on January 1, 2002. The exercise period is five years from the date of grant.

(3) Mr. Coccoli serves as President of the Company's wholly-owned subsidiary, GladCo Enterprises, Inc. The Company acquired GladCo in October 2000. On October 29, 2002, Mr. Coccoli was granted 15,000 options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.80 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on October 29, 2007.

(4) On October 29, 2001, Mr. Coccoli was granted 10,000 options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.05 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and were exercised in August 2002.

(5) As part of the acquisition of GladCo, Mr. Coccoli received warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $4.75 per share. The warrants expire on October 1, 2005.


The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2002 to each of the named executive officers.

                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                          (Individual Grants)

                          Number of Secu-       Percent of Total
                         rities Underlying        Options/SARs
                           Options/SARs           Granted to         Exercise of
   Name                       Granted             Employees in        Base Price      Expiration
                                (#)                Fiscal Year          ($/Sh)            Date
--------------------     -----------------      ----------------     ------------      ----------
Sayed Ali                      15,000(1)             12.0%            $1.43/Sh         2/26/07
Sayed Ali                      60,000(2)             48.0%            $1.925/Sh        11/4/07
Louis Coccoli, Jr.             15,000(3)             12.0%            $1.80/Sh         10/29/07
--------------------

(1) On February 26, 2002, Mr. Ali was granted 15,000 options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.43, which was 110% of the closing price of the Company's common stock on the date of grant. 7,500 options vested on the date of grant and 7,500 options vested on January 1, 2003. The options expire five years from the date of grant

(2) On November 4, 2002, Mr. Ali was granted 60,000 options to purchase 60,000 shares of the Company's common stock at an exercise price of $1.925, which was 110% of the closing price of the Company's common stock on the date of grant. 20,000 options vested on the date of grant, 20,000 shares will vest on November 4, 2003 and 20,000 will vest on November 4, 2004. The options expire five years from the date of grant.

(3) On October 29, 2002, Mr. Coccoli was granted 15,000 options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.80 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on October 29, 2007.

           AGGREGATE OPTIONS/SAR EXERCISES IN THE LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION/SAR VALUES


The following table contains information concerning each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

<CAPTION
                                               Number of Securities
                    Shares                    Underlying Unexercised    Value of Unexercised
                    Acquired on    Value          Options/SARs as of      In-the-Money Options/
Name                Exercise      Realized       December 31, 2002      at December 31, 2002
----                -----------   --------  ------------------------   ----------------------
                                            Exercisable/Unexercisable  Exercisable/Unexercisable
                                            -------------------------  -------------------------
Sayed Ali                    -    $    -         87,500/47,500             $ 3,525/$3,525(1)

Louis Coccoli, Jr.  10,000        $5,600         30,000/0(2)               $ 1,500/$0(1)
--------------

(1) Based on the closing price of the Company's Common Stock on December 31, 2002 of $1.90 per share.

(2) Includes 15,000 warrants and 15,000 options.


EMPLOYMENT AGREEMENTS

Sayed Ali, the Company's Chairman of the Board and President, has an employment agreement with the Company which commenced effective January 1, 2000. That agreement, as amended, expires in December 2007. The employment agreement provides for an annual salary for Mr. Ali of $175,000 in 2000, $200,000 in 2001, $225,000 in 2002, $248,000 in 2003 and $275,000 in 2004,
$300,000 in 2005, $325,000 in 2006 and $350,000 in 2007.  Upon termination of the agreement, except for cause by the Company, Mr. Ali would be entitled to the cumulative total of his salary and accrued but unpaid bonus (if any) payable through the end of the agreement, but in no event less than $350,000 and in no event more than 300% of his annual taxable compensation for the calendar year in which the termination occurs. Any termination payments to which Mr. Ali may be entitled, will be paid over a period of one year from the date of termination in equal semi-monthly installments. Pursuant to the agreement, Mr. Ali is also eligible to receive annual cash bonuses as well as stock option grants at the discretion of the Board of Directors.

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

DIRECTOR COMPENSATION

Prior to December 31, 2002, directors received no cash compensation for their services to us as directors. Effective February 2003, directors who are not employees will receive annual compensation of $6,000, plus $1,500 for each meeting of the Board of Directors attended and $750 for each meeting of any committee of the Board of Directors attended. Directors are also reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition, each outside director is entitled to receive options as approved by the Board of Directors under the Company's 1997 Stock Option Plan and 2001 Stock Option Plan.

STOCK OPTION PLANS

In January 2001, the Company's Board or Directors adopted the 2001 Stock Option Plan for the Company's directors, executive officers, employees and key consultants, which was ratified by the Company's shareholders in 2001. Under the 2001 plan, a total of 450,000 shares are reserved for potential issuance upon the exercise of up to 450,000 stock options that may be granted under the plan. A total of 285,000 stock options had been granted under the 2001 plan to certain of our officers, directors and employees as of December 31, 2002. The Company expects to grant stock options under the plan to directors, executive officers and other qualified recipients in 2003 and in future years. The Company's 1997 Stock Option Plan, which was also approved by the Company's shareholders, provides for a total of 280,000 options to purchase 280,000 shares of common stock. As of December 31, 2002, 271,000 options to purchase common stock had been granted to certain officers directors and employees under that plan.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company as of March 25, 2003 with respect to the beneficial ownership of the Company's Common Stock as of March 25, 2003 by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner(1)                of Beneficial Owner(2)         Class (3)
-------------------                ----------------------        ----------
John Stewart Jackson, IV                2,803,898(4)                 34.4%
c/o Jackson Burglar Alarm
100 East 20th Avenue
Denver, CO 80205-3102

Officers and Directors:
Sayed Ali                                1,005,000(5)                12.4%
John P. Donohue                           120,000(6)                  1.4%
Booker T. Graves                          107,800(7)                  1.3%
Charles B. Radloff                         65,000(8)                  0.8%
Tasneem Vakharia                          108,000(9)                  1.3%
Lynnette McCullough                             -(10)                 0.0%
Louis Coccoli, Jr.                         59,944(11)                 0.7%

All officers and directors              1,464,944                    17.1%
  as a group (7 persons)
---------------------------

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

(3) Based on 8,006,210 shares of Common Stock outstanding as of March 25, 2003. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Does not include 1,834,784 shares which could be issued upon the exercise of outstanding warrants and 709,524 shares which could be issued upon the conversion of long-term debt.

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

(5) Includes 80,000 shares which Mr. Ali has the right to acquire upon the exercise of options issued under the Company's 1997 Stock Option Plan and 15,000 shares upon the exercise of vested options issued under its 2001 Stock Option Plan. Does not include 40,000 shares for options which are not vested. Other than his options, Mr. Ali's shares are held in two family trusts over which he has voting control.

(6) Includes 15,000 shares which Mr. Donohue has the right to acquire upon exercise of options issued under the Company's 1997 Stock Option Plan and 80,000 shares upon the exercise of vested options issued under its 2001 Stock Option Plan. Does not include 5,000 shares for options which are not vested.

(7) Includes 20,000 shares which Mr. Graves has the right to acquire upon exercise of options issued under the Company's 1997 Stock Option Plan, and 80,000 shares upon the exercise of vested options issued under its our 2001 Stock Option Plan. Does not include 5,000 shares for options which are not vested.

(8) Includes 65,000 shares which Mr. Radloff has the right to acquire upon exercise of vested options issued under our 2001 Stock Option Plan. Does not include 5,000 shares for options which are not vested.

 (9) Includes 45,000 shares which Ms. Vakharia has the right to acquire upon exercise of options issued under our 1997 Stock Option Plan and 53,000 shares upon the exercise of vested options issued under our 2001 Stock Option Plan.

(10) Does not include 75,000 options to purchase 75,000 shares which do not begin to vest until January 2004.

(11) Includes 15,000 shares which Mr. Coccoli has the right to acquire through the exercise of warrants and 15,000 shares which he has the right to acquire upon the exercise of options.


There are no arrangements which may result in a change in control of Creative Host.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


                   Equity Compensation Plan Information


Plan Category        Number of       Weighted-average    Number of securities
                    securities to     exercise price     remaining available
                      be issued       of outstanding     for future issuance
                    upon exercise        options,           under equity
                    of outstanding     warrants and      compensation plans
                       options,           rights            (excluding
                     warrants and                           securities
                       rights                               reflected in
                                                             column (a))
-----------------------------------------------------------------------------
                         (a)                (b)                 (c)
-----------------------------------------------------------------------------
Equity compensation
plans approved by
security holders       730,000            $ 3.02               174,000
-----------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders      None               N/A                 None
-----------------------------------------------------------------------------

     Total             730,000            $ 3.02               174,000
-----------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions

On October 9, 2000, the Company completed its acquisition of GladCo Enterprises, Inc. and it became a wholly-owned subsidiary of Creative Host. As part of the acquisition agreement, the Company agreed to employ Louis Coccoli, Jr. as President of its GladCo subsidiary. In January 2002, the Company sold its Atlantic City, New Jersey location, which it acquired as part of the GladCo acquisition, to the wife of Mr. Coccoli for $250,000, which was used to settle a contractual liability that the Company owed to Mr. Coccoli. The sales price represented the estimated fair market value of the Atlantic City location. At the time of the sale, Mr. Coccoli's share ownership in Creative Host was less than 1%.

In conjunction with the Company's acquisition of GladCo, the Company assumed a lease for office space. The office building is owned by Mr. Coccoli. The lease term is for five years, expiring in December 2003, with annual rent payments of $36,000.

In April 2002, the Company loaned $55,000 to the Company's Chief Executive Officer at 8.5% interest, due in monthly payments of $2,500, through April 2004. As of December 31, 2002, the outstanding balance on this note receivable was $36,433. Pursuant to the provisions of Section 402 of the Sarbanes-Oxley Act, the Company is aware that this loan cannot be extended or otherwise modified.



Item 13.  Exhibits and Reports on Form 8-K

(a) Listing of Exhibits by Table Number
    -----------------------------------

Exhibit No.                      Description
----------                       -----------

   3.1        Amended and Restated Articles of Incorporation (1)

   3.2        Bylaws (1)

   4.1        Specimen Certificate for Common Stock (1)

   4.3        Warrant Agreement (including form of Warrant Certificate) (1)

   4.4        The Company's 2001 Stock Option Plan for Directors,
              Executive Officers, Employees and Key Consultants (1)

   4.5        Warrant Certificate dated January 17, 2003. (8)

   4.6 Warrant Purchase Agreement dated January 17, 2003, between Creative Host Services, Inc. and ING Capital LLC. (8)

   4.7 Registration Rights Agreement dated January 17, 2003, between Creative Host Services, Inc. and ING Capital LLC. (8)

   10.1       1997 Stock Option Plan (1)

   10.2       Employment Agreement between the Company and Sayed Ali (1)

   10.3 Lease Space In The Cedar Rapids Municipal Airport Terminal For The Purpose of Operating Food/Beverage, News/Gift, And Airline Catering Concessions dated as of September 16, 1996 between the Company and Cedar Rapids Airport Commission. (1)

   10.4 Food And Beverage Concession Agreement And Lease dated as of October 4, 1996 between the Company and Richland-Lexington Airport District. (1)

   10.5       Agreement between the Company and Delta Airlines. (1)

   10.6 Concession and Lease Agreement dated as of May 24, 1996 between the Company and Lehigh-Northhampton Airport Authority. (1)

   10.7       Food And Beverage Concession Agreement And Lease
              Bluegrass Airport between the Company and Lexington-Fayette Urban County Airport Board. (1)

   10.8 Food And Beverage Concession Agreement dated as of July 26, 1995 between the Company and Outagamie County. (1)

   10.9 Food And Beverage Lease And Concession Agreement dated as of May 17, 1996 between the Company and Roanoke
              Regional Airport Commission. (1)

   10.10 Food And Beverage Concession Agreement dated as of October 24, 1995 between the Company and the County of Dane. (1)

   10.11 Food And Beverage Concession Lease Agreement dated as of June 10, 1994 between the Company and the Port of Portland. (1)

   10.12      Concession Agreement dated as of March 25, 1995
              between the Company and City of Los Angeles. (1)

   10.13 License And Use Agreement Food/Beverage Service Aspen/Pitkin County Airport 1994 Through 1999 dated as of April 1994 between the Company and Board of County Commissions of Pitkin County Colorado. (1)

   10.14 Food Court Agreement dated as of November 14, 1996 between the Company and City and County of Denver. (1)

   10.15 Agreement between the Company and the City and County of Denver as of November 19, 1996. (1)

   10.16 Agreement dated as of February 8, 1996 between the Company and the County of Orange. (1)

   10.17 Concession Agreement for Food and Beverage Operations at the Des Moines International Airport between the Company and the City of Des Moines, Iowa dated as of June 2, 1997. (2)

   10.18 Concession Agreement between the City of Los Angles Department of Airports and the Company Covering the Operation and Management of the Food and Beverage Package #3 Concession at Ontario International Airport. (2)

   10.19 Concession Agreement and Lease between the Piedmont Triad Airport Authority and the Company. (2)

   10.20      Form of Franchise Agreement. (1)

   10.21 TCBY Franchise Agreement dated October 29, 1996 between TCBY Systems, Inc., and St. Clair Development Corporation. (1)

   10.22 Industrial Real Estate Lease between the Company and WHPX-S Real Estate Limited Partnership. (1)

   10.23 Employment Agreement between the Company and Sayed Ale, Dated January 1, 2000. (3)

   10.24 Purchase Agreement between Creative Host Services, Inc. and Edwin L. Klett, Louis Coccoli, Jr., Herbert H. Gill and the Virgil Gladieux marital Trust dated as of September 28, 2000. (4)

   10.25 Securities Purchase Agreement, dated as of September 26, 2000, between Creative Host Services, Inc. and GCA Strategic Investment Fund Limited. (4)

   10.26 Convertible Debenture, dated as of September 26,2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund Limited. (4)

   10.27 Warrant, dated as of September 26, 2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund Limited. (4)

   10.28 Registration Rights Agreement, dated as of September 26,2000, between Creative Host Services, Inc. and GCA Strategic Investment Fund Limited. (4)

   10.29 Escrow Agreement, dated as of September 26, 2000, between Creative Host Services, Inc. and GCA Strategic Investment Fund Limited and the Law Offices of Kim T. Stephens. (4)

   10.30 Sysco Corporation Master Distribution Agreement dated January 3, 2000. (5)

   10.31 Form of Convertible Promissory Note dated January 29, 2002 and due December 31, 2006 (6)

   10.32 Form of Purchase Warrant Agreement for shares exercisable at $2.00 per share. (6)

   10.33 Credit Agreement dated January 17, 2003 between Creative Host Services, Inc. and ING Capital LLC. (7)

   16         Letter from Stonefield Josephson, Inc. dated June 25,
              2002. (9)

   21 Subsidiaries: GladCo Enterprises, Inc. (Incorporated in Pennsylvania on July 27, 1990).

   23.1       Consent of Deloitte & Touche LLP

   23.2       Consent of Stonefield Josephson, Inc.

   99.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------

(1) Incorporated by reference from the exhibits included with the Company's Registration Statement (No. 333-6722) on Form SB-2 filed with the SEC on April 3, 1997.

(2) Incorporated by reference from the exhibits included with the Company's Annual Report (No. 000-22845) on Form 10-KSB filed with the SEC on March 31, 1998.

(3) Incorporated by reference from the exhibits included in the Company's Form S-3 Registration Statement filed with the SEC on March 13, 2000.

(4) Incorporated by reference from the exhibits included in the Company's Form 8-K filed with the SEC on October 9, 2000.

(5) Incorporated by reference from the exhibits included in the Company's Form 10KSB/A filed with the SEC on October 16, 2001.

(6) Incorporated by reference from the exhibits included in the Company's Form SB-2 (333-87328) filed with the SEC on May 1, 2002.

(7) Incorporated by reference from the exhibits included in Company's Form 8-K filed with the SEC on January 23, 2003.

(8) Incorporated by reference from the exhibits included with the Company's Form S-3 Registration Statement (333-102869) filed with the SEC on January 31, 2003.

(9) Incorporated by reference from the exhibit included with the Company's Current Report on Form 8-K/A filed with the SEC on June 25, 2002.


(b)  Reports on Form 8-K
     -------------------

No Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2002. The Company did file a report of Form 8-K on January 23, 2003.

    Date of Earliest
     Event Reported               Item No. 5               Description
    ----------------             ------------            -----------------
    January 17, 2003             Other Events            Closing of Senior
                                                         Secured Financing

Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

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


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: April 11, 2003                      by /s/ Sayed Ali
                                             ----------------------------
                                             Sayed Ali, President and
                                             Chief Executive Officer

Date: April 11, 2003                      by  /s/ Lynnette McCullough
                                              ---------------------------
                                              Lynnette McCullough
                                              Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 11, 2003                       /s/ Sayed Ali
                                           ----------------------------------
                                           Sayed Ali, Director and Chairman


Date: April 11, 2003                       /s/ Booker T. Graves
                                           ----------------------------------
                                           Booker T. Graves, Director


Date: April 11, 2003                       /s/ John P. Donohue, Jr.
                                           ----------------------------------
                                           John P. Donohue, Jr., Director


Date: April 11, 2003                      /s/ Charles B. Radloff
                                          -----------------------------------
                                          Charles B. Radloff, Director

                     CERTIFICATION PURSUANT TO SECTION 302
                      OF THE SARBANES-OXLEY ACT OF 2002

I, Sayed Ali, certify that:

1. I have reviewed this annual report on Form 10-KSB of Creative Host Services, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                              /s/ Sayed Ali
                                                   ----------------------
                                                   Sayed Ali, President,
                                                   Chief Executive Officer

                    CERTIFICATION PURSUANT TO SECTION 302
                      OF THE SARBANES-OXLEY ACT OF 2002

I, Lynnette McCullough, certify that:

1. I have reviewed this annual report on Form 10-KSB of Creative Host Services, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                             /s/ Lynnette McCullough
                                                  -----------------------
                                                  Lynnette McCullough
                                                  Chief Financial Officer