Form 10-Q
period 2003-03-31
CREATIVE HOST SERVICES INC
filed 2003-05-15
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 2003

    [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the transition period from ________ to _________.

    Commission file number 000-22845

                        CREATIVE HOST SERVICES, INC.
                        ----------------------------
            (Exact Name of Registrant as Specified in Its Charter)

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

                               (858) 675-7711
               ---------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)


   Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]


   Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 8,030,020 shares of the issuer's no par value Common Stock were outstanding as of May 12, 2003.

                                INDEX

                    CREATIVE HOST SERVICES, INC.


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets at March 31, 2003 (Unaudited)
    and December 31, 2002                                                  3

    Condensed Consolidated Statements of Operations for the three
    months ended March 31, 2003 and 2002 (Unaudited)                       4

    Condensed Consolidated Statements of Cash Flows for the three
    months ended March 31, 2003 and 2002 (Unaudited)                       6

    Notes to Unaudited Condensed Consolidated Financial Statements         8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                               23

  Item 4. Controls and Procedures                                         23


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                24


SIGNATURES                                                                24

Item 1. Financial Statements

                              CREATIVE HOST SERVICES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                         ASSETS
                                                           March 31,     December 31,
                                                             2003           2002
                                                          (Unaudited)
                                                         ------------   ------------
Current Assets:
 Cash                                                    $  1,550,014   $  1,241,766
 Restricted cash                                              200,000              -
 Receivables, net of allowance of $146,240
   and $153,694, respectively                                 398,312        401,959
 Current maturities of note receivable
   from related party                                          30,000         30,000
 Inventory                                                    539,543        554,529
 Prepaid expenses and other current assets                    282,062        295,579
 Deferred income taxes                                        145,429        145,429
                                                          -----------   ------------
        Total current assets                                3,145,360      2,669,262
                                                          -----------   ------------
Property and equipment, net of accumulated
    depreciation and amortization                          18,007,446     17,073,751
                                                          -----------   ------------
Other assets:
 Deposits                                                     172,907        165,006
 Note receivable from related party,
   less current maturities                                        224         6,433
 Goodwill                                                   4,493,119     4,303,119
 Other assets                                               2,171,207       824,912
 Deferred income taxes                                        684,914       684,914
                                                          -----------   -----------
        Total other assets                                  7,522,371     5,984,384
                                                           -----------   ----------
TOTAL ASSETS                                             $ 28,675,177  $ 25,727,397
                                                           ===========   ===========

                                                                (Continued)


         See accompanying notes to the unaudited condensed consolidated financial statements.

                              CREATIVE HOST SERVICES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           March 31,     December 31,
                                                             2003           2002
                                                          (Unaudited)
                                                          ------------   ----------
Current liabilities:
 Accounts payable                                         $    871,598   $  813,078
 Accrued expenses                                            1,200,394    1,372,018
 Deferred revenue                                               19,500            -
 Current maturities of capital lease obligations             1,286,951    1,174,395
 Income taxes payable                                          659,576      646,076
                                                           -----------   ----------
        Total current liabilities                            4,038,019    4,005,567

Line of credit                                                       -    1,310,984
Other long-term liabilities                                    176,098      162,898
Notes payable                                                5,497,813    1,277,936
Capital lease obligations, less current maturities             821,532    1,220,050
                                                           -----------   -----------
        Total liabilities                                   10,533,462    7,977,435
                                                           -----------   -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
 Preferred stock; no par value, 2,000,000 shares
   authorized, no shares issued or outstanding                       -            -
 Common stock; no par value, 20,000,000 shares
   authorized, 8,030,020 and 8,006,210 shares issued
   and outstanding                                          17,177,497   17,159,590
 Additional paid-in capital                                  1,597,675    1,245,076
 Accumulated deficit                                          (633,457)    (654,704)
                                                            ----------   -----------
        Total shareholders' equity                          18,141,715   17,749,962
                                                            ----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $28,675,177 $ 25,727,397
                                                            ==========   ===========

                                                                 (Concluded)


           See accompanying notes to the unaudited condensed consolidated financial statements.

                           CREATIVE HOST SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                           Three Months Ended
                                                                      March 31,
                                                              -----------------------
                                                                   2003         2002
                                                              ----------   ----------
Revenues:
 Concessions                                                  $8,476,183   $7,624,085
 Franchise royalties                                              16,465       18,373
                                                               ---------    ---------
     Total revenues                                            8,492,648    7,642,458
                                                               ---------    ---------

Operating costs and expenses:
 Cost of goods sold                                            2,265,212    2,040,724
 Payroll and other employee
   benefits                                                    2,800,523    2,410,259
 Occupancy                                                     1,479,135    1,243,786
 Selling expenses                                                761,829      667,377
 General and administrative
   expenses                                                      307,658      419,050
 Depreciation and amortization                                   555,010      505,153
                                                               ---------    ---------
     Total operating costs and expenses                        8,169,367    7,286,349
                                                               ---------    ---------
Income from operations                                           323,281      356,109

Gain on sale of assets to related party                                -      (80,487)
Interest expense, net                                            288,034      148,948
                                                               ---------    ---------
Income before income taxes                                        35,247      287,648

Income taxes                                                      14,000       28,600
                                                               ----------   ---------
Net income                                                    $   21,247   $  259,048
                                                               =========    =========
Net income per share:
  Basic                                                        $       -    $    0.03
                                                               =========    =========
  Diluted                                                      $       -    $    0.03
                                                               =========    =========
Weighted average number of shares
 outstanding:
  Basic                                                        8,025,787    7,845,962
                                                               =========    =========
  Diluted                                                      8,135,077    8,478,600
                                                               =========    =========


              See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                         CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                       Three Months Ended
                                                            March 31,
                                                   -------------------------
                                                      2003          2002
                                                   -----------    ----------
Operating activities:
  Net income                                       $    21,247   $   259,048
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                     555,010       505,153
     Provision for bad debts                            (2,536)            -
     Amortization of debt discount                      22,432        13,893
     Amortization of loan costs                         55,087         3,452
     Gain on sale of assets                                  -       (80,487)

  Changes in assets and liabilities:
     Receivables                                         6,183         7,463
     Inventory                                          40,528        (5,780)
     Prepaid expenses and other current assets          13,517       (19,478)
     Deposits and other assets                         (25,490)            -
     Accounts payable and accrued expenses             (97,154)      (74,436)
     Deferred revenue                                    3,550             -
     Income taxes payable                               13,500        (4,180)
     Long-term liabilities                              13,200        62,954
                                                    ----------    ----------
       Net cash provided by operating activities       619,074       667,602
                                                    ----------    ----------
Investing activities:
  Purchases of property and equipment                 (784,326)     (899,970)
  Payment for purchase of assets related to
   acquisition, net of cash acquired                (1,075,542)            -
  Payments on note receivable from related party         6,209             -
                                                    ----------    ----------
       Net cash used in investing activities        (1,853,659)     (899,970)
                                                    ----------    ----------
Financing activities:
  Proceeds from notes payable                        5,016,334       945,000
  Proceeds from line of credit                               -       250,000
  Payments on notes payable                           (793,889)     (223,203)
  Payments on capital lease obligations               (386,194)     (164,427)
  Payments on line of credit                        (1,310,984)     (814,220)
  Increase in restricted cash                         (200,000)            -
  Debt issue costs                                    (782,434)            -
                                                    ----------    ----------
       Net cash provided by (used in)
        financing activities                         1,542,833        (6,850)
                                                    ----------    ----------
Net increase (decrease) in cash                        308,248      (239,038)
Cash, beginning of the period                        1,241,766     1,801,288
                                                    ----------    ----------
Cash, end of the period                            $ 1,550,014   $ 1,562,250
                                                    ==========    ==========

                                                                 (Continued)

              See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                        CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Continued)


                                                       Three Months Ended
                                                            March 31,
                                                   -------------------------
                                                      2003          2002
                                                   -----------    ----------
Supplemental disclosures of cash
 flow information:

  Interest paid                                    $   120,424   $   120,698
                                                    ==========    ==========
  Income taxes paid                                $     1,600   $    13,680
                                                    ==========    ==========

Supplemental disclosures of non-cash
 investing and financing activities:

  Equipment acquired and financed by a capital
   lease obligation associated with the
   Sanford acquisition                             $   100,232             -
  Equipment acquired and financed by capital
   lease obligations                                         -   $    68,539
                                                    ==========    ==========
  Warrants issued in connection with notes         $   352,599   $         -
                                                    ==========    ==========
  Assets sold by settling a contractual
   liability                                       $         -   $   250,000
                                                    ==========    ==========
  Notes payable converted to common stock, net     $    17,907   $         -
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

                        CREATIVE HOST SERVICES, INC.

      Notes to Unaudited Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

FINANCIAL STATEMENT PREPARATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by Creative Host Services, Inc. and its wholly owned subsidiaries (the "Company") without audit, in accordance with the instructions to Form 10-Q. Accordingly, they do not necessarily include all of the information and disclosures required for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2002 included in the Company's annual report on Form 10-KSB and the review of the critical accounting policies identified under the caption "Critical Accounting Policies" in that report.

In the opinion of the Company's management, all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002 have been included. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

Certain amounts in the financial statements for the three months ended March 31, 2002 have been reclassified to conform to current period presentation.

INVENTORY:

Inventory, consisting principally of foodstuffs and supplies, is valued at the lower of cost (first-in, first-out method) or market.

CAPITALIZED INTEREST:

Interest costs capitalized during the construction period of concession locations were approximately $19,461 and $0 during the three months ended March 31, 2003 and 2002, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The Company depreciates the capitalized asset's retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations, upon adoption on January 1, 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FAS No. 13 and Technical Corrections", which did not affect these financial statements. SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. The Company will reclassify its $128,261 extraordinary gain on extinguishment of debt during the year ended December 31, 2001 in its 2003 annual report on Form 10-K.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor about its obligation under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107 "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Companies must implement the initial recognition and measurement provision of Interpretation No. 45 for guarantees issued or modified after December 31, 2002. The disclosures of Interpretation No. 45 are effective for financial statements of interim and annual reports ending after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FASB Interpretation No. 46 did not have a material impact on the Company's financial statements.

2.   STOCK-BASED COMPENSATION

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

Pro forma information regarding net income and net income per share under the fair value method as prescribed under SAFS No. 123, as amended by SFAS No. 148, is as follows:


                                                  Three months ended
                                                        March 31,
                                                2003                2002
                                       -----------------    ----------------
Net income                             $          21,247    $        259,048
Pro forma stock-based employee
compensation determined under
fair value based method under
SFAS No. 123, net of tax                        (155,384)            (95,370)
                                       -----------------    ----------------
Pro forma net (loss) income.           $        (134,137)   $        163,678
                                       =================    ================
Net income per share
  Basic and diluted pro forma          $           (0.02)   $           0.02
                                       =================    ================
  Basic and diluted as reported        $               -    $           0.03
                                       =================    ================


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options on the grant date was $1.33 and $1.08 per share for 2003 and 2002, respectively. The following assumptions were used for grants in 2003 and 2002: risk free interest rates of 1.34% and 1.73%, respectively, expected lives of five to ten years; dividend yield of 0%; and expected stock price volatility of 411% and 382%, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions changed, the estimated fair value amounts could be significantly different.


3.   ACQUISITION

On January 15, 2003, the Company acquired the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida. Total consideration was approximately $1.2 million, substantially all of which was used to pay certain liabilities, transaction costs, and equipment lease obligations. Intangible assets of $.3 million were identified and will
be amortized over the life of the concession leases.   Goodwill of
approximately $.2 million was recorded in connection with the acquisition.

The Company has not yet completed the allocation of the purchase price to the aforementioned assets and therefore has made an estimate of the amount of depreciation and amortization expense for the three months ended March 31, 2003. The estimated depreciation and amortization expense and operations of the concession locations are included in the Company's consolidated results of operations from the date of the acquisition.


4.  NOTES PAYABLE

A summary of notes payable as of March 31, 2003 and December 31, 2002 is as follows:

                                                   March 31,     December 31,
                                                     2003           2002
                                                 (Unaudited)
                                                  ------------   ------------
 Subordinated  convertible notes payable,
   interest at 9%, due quarterly, through
   December 31, 2006,(net of discount of
   $238,521 and $260,953)                         $    481,479   $    484,047
 Note payable to a bank, interest at 9%,
   due July 2004, paid January 2003                          -        633,183
 Notes payable to former shareholders, interest
   at 9%, due in monthly installments of $4,797
   through December 2003, paid January 2003                  -         54,921
 Note payable to a finance company, interest
   at 13.1%, due in monthly installments of $413
   through April 2004, paid January 2003                     -          6,025
 Note payable to a corporation, interest at 8%,
   due in monthly installments of $1,784 through
   May 2006, paid January 2003                               -         63,797
 Note payable to a finance company, interest
   at 6.9%, due in monthly installments of
   $7,317 through May 2003, paid January 2003                -         35,963
 Note payable to a bank, interest at 12%,
   due quarterly, through December 31, 2007          4,316,334              -
 Note payable to a bank, interest at 3.5%
   above the bank's reference rate,
   due quarterly, through December 31, 2008            700,000              -
                                                  ------------   ------------
                                                  $  5,497,813   $  1,277,936
                                                  ============   ============


In a private placement during the three months ended March 31, 2002, the Company issued 18.9 Units, with each Unit consisting of one $50,000 principal amount Series A 9% Subordinated Convertible Note and 37,500 warrants for common stock exercisable at $2.00 per share until November 21, 2006. The notes were convertible into a total of 900,000 shares of the Company's common stock.

Additionally, the Company issued warrants to the brokers to purchase Units equivalent to 10% of the Units issued to the investors in the private placement at an exercise price of $50,000 per Unit for a period of five years from January 29, 2002. If these warrants are exercised, the Units purchased by the broker will have the same rights as the Units issued to the investors. Two investors subsequently rescinded their investment in two of the Units, because they were unwilling to sign the subordination agreement required under the terms of the private placement.

On August 20, 2002, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock. On February 6, 2003, $25,000 of the Convertible Notes were converted into 23,810 shares of the Company's common stock. At March 31, 2003, $481,479, net of unamortized discount of $238,521, is included in notes payable related to this offering.

In January 2003, the Company entered into a senior secured financing with a bank pursuant to the terms of a credit agreement. The credit agreement provides for a total financing commitment of $13,000,000 consisting of two separate facilities, a term loan facility and an expansion facility. These loans are secured by virtually all of the Company's assets. The term loan facility provides for financing in an amount up to $7,400,000 to be used to refinance the Company's existing debt, finance the price of an acquisition made on the closing date of the loan and lender-approved acquisitions after the closing date, to finance build-outs of the Company's concession locations, and pay fees and expenses associated with the financing and the closing date acquisitions. The Company used approximately $4,316,000 of this facility to refinance approximately $2,499,000 of existing debt, finance the purchase price of the Sanford acquisition of approximately $1,100,000 made on the closing date of the loan, and pay a portion of the fees and expenses associated with the financing of approximately $717,000.

The expansion facility, in an amount up to $5,600,000, may be used to finance the cash purchase price for approved acquisitions, to finance build-outs of concession locations, to provide ongoing working capital needs of the Company and to provide a letter of credit sub-facility of $4,000,000. Availability under the expansion facility will be reduced by outstanding letters of credit. The expansion facility matures on December 31, 2008, with certain principal payments due on December 31, 2007, March 31, 2008 and June 30, 2008 equal to the greater of (i) fifteen percent of the reduced commitment amount or (ii) $800,000, with the remaining amount due on December 31, 2008.

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

As additional consideration for the financing, the Company issued warrants to purchase 452,050 shares of common stock. The warrants have an exercise price of $1.87 per share, which was equal to the closing price of the Company's common stock on January 16, 2003 and expire on January 17, 2012. Terms and conditions of the warrants include, among others, shelf and piggyback registration rights, anti-dilution protection and "tag-along" rights. The warrants were recorded at $352,599, representing their estimated fair value, as debt issuance costs and additional paid-in-capital. The debt issuance costs are being amortized over the term of the debt agreement.


5.  LINE OF CREDIT

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

As discussed above, in January 2003, the Company entered into a new long-term credit agreement. A portion of the proceeds from the new financing was used to pay off this bank line of credit; therefore, the balance of $1,310,984 has been classified as long-term in the Company's balance sheet at December 31, 2002.


6.  NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible notes, warrants and options to purchase common stock) were exercised or converted into common stock. Potential common shares in the diluted computation are excluded when their effect would be anti-dilutive.

The following table provides a reconciliation from the basic to the diluted net income per share for the three month periods ended March 31, 2003 and 2002.

                                         Three Months Ended
                                              March 31,
                                         --------------------
                                           2003        2002
                                         --------    --------
   Numerator:
   Net income for basic and
    diluted net income per share        $  21,247   $ 259,048
                                         ========    ========
   Denominator:
   Basic:
   Weighted average common
    shares outstanding                   8,025,787   7,845,962
   Diluted:
    Effect of dilutive securities -
   Convertible notes                             -     620,000
   Warrants                                  8,601       6,037
   Common stock options                    100,689       6,601
                                         ---------   ---------
   Dilutive potential common shares      8,135,077   8,478,600
                                          =========   =========
Net income per share:
        Basic                           $         -  $     0.03
                                         ==========   =========
        Diluted                         $         -  $     0.03
                                         ==========   =========

For the three month periods ended March 31, 2003 and 2002, options to purchase 187,500 and 282,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For the three month periods ended March 31, 2003 and 2002, warrants to purchase 805,645 and 718,982 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For the three month period ended March 31, 2003 notes convertible into 689,418 shares of common stock, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.


7.  INCOME TAX PROVISION

The Company's income tax provision for the three-month period ended March 31, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the three-month period ended March 31, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

8.  RELATED PARTY TRANSACTIONS

In January 2002, the Company sold its location in Atlantic City, New Jersey to the spouse of the President of GladCo for $250,000 cash. There were existing contractual liabilities, related to the acquisition of GladCo, owed to the President of GladCo at the time of the sale, and the $250,000 sales proceeds were offset against the contractual liabilities. The $250,000 sales price represents the estimated fair market value of the Atlantic City, New Jersey location at the date of the sale. A gain of $80,487 was recorded on this transaction during the three-month period ended March 31, 2002.


9.  COMMITMENTS AND CONTINGENCIES

CONCESSIONAIRE AGREEMENTS
----------------

In connection with the concessionaire agreements with various airport authorities, the Company has obtained surety bond coverage and has issued letters of credit for the guarantee of lease payments in the event of non-performance under the agreements, in the aggregate amount of approximately $425,000 and $311,000 respectively. The insurer may seek indemnification from the Company for any amounts paid under the bonds. The Company held $200,000 restricted cash at March 31, 2003 as collateral for one of the letters of credit.

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



Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report, and other reports issued by the Company, contain statements that are forward looking. The Company may from time to time make forward-looking statements and projections concerning future expectations. When used in this discussion, the words "estimate," "project," "anticipate" and similar expressions are intended to identify forward-looking statements and include, but are not limited to, statements relating to anticipated trends in revenues, plans for future expansion and other business development activities, including acquisition of new concessions as well as other capital spending, financing sources, the effects of regulation and competition, and the ability to increase net income and cash flow. Such forward-looking information involves numerous risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to additional capital necessary to complete construction of capital improvements awarded under existing and future concession agreements, possible early termination of concession contracts, possible delay in the commencement of concession operations at newly awarded concession facilities, the need and ability to attract and retain qualified management, governmental regulatory requirements including applications for licenses and approvals under applicable jurisdictional laws and regulations, the terms and conditions of any potential merger or acquisition of existing airport concession operations, the volatility of the Company's stock price and of securities markets in general, domestic and international economic conditions, debt service (including sensitivity to fluctuations in interest rates), the impact of terrorism and war on tourism and airline travel, and other factors discussed in the Company's Form 10-KSB for the year ended December 31, 2002.


OVERVIEW

The Company commenced business in 1987 as an owner, operator and franchiser of French style cafes featuring hot meal croissants, fresh roasted gourmet coffee, fresh salads and pastas, fruit filled pastries, muffins and other bakery products. The Company ceased the sale of new franchises in 1994 due to the lack of profitability of this business type.

The Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location, by one of the Company's franchisees, for John Wayne Airport in Orange County, California. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport.

In 1996, the Company was awarded its first master concession contract to install and manage all food, beverage, news, gift and other services for the airport in Cedar Rapids, Iowa.

In February 2003, the Company was awarded a contract for a concession location at the San Antonio International Airport in San Antonio, Texas. The contract term is for a period of 7 years and expires in May 2010.

Also in February 2003, the Company was awarded a contract for a concession location at the Santa Barbara Airport in Santa Barbara, California. The contract term is for a period of five years and expires in May 2008.

The Company currently operates more that 140 concession locations at 29 airports, two of which are franchised.

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

                                     Three months ended
                                          March 31,
                                     ------------------
                                       2003       2002
                                      ------     ------
Revenues:
Concessions                            99.8%      99.8%
Franchise royalties                     0.2        0.2

Total revenues                        100.0%     100.0%

Operating costs and
 expenses:
Cost of goods sold                     26.7       26.7
Payroll and other employee
 benefits                              33.0       31.5
Occupancy                              17.4       16.3
Selling expenses                        8.9        8.7
General and
 administrative expenses                3.6        5.5
Depreciation and
 amortization                           6.5        6.6
Gain on sale of assets                    -       (1.0)
Interest expense, net                   3.4        1.9
Provision for
 income taxes                           0.2        0.4

Net income                              0.3 %      3.4%


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31,
2002

REVENUES. The Company's revenues for the three months ended March 31, 2003 were $8,492,648 compared to $7,642,458 for the three months ended March 31, 2002, an increase of $850,190 or 11.1%. Revenues from concession activities increased $852,098 ($8,476,183 as compared to $7,624,085). Revenue increased by $766,088 due to the opening of new locations in Newark, New Jersey in May 2002 and Sanford, Florida in January 2003. Revenue at locations open during both periods increased $124,973. These increases were offset by decreases from operations that were sold that had $40,871 revenue for the three months ended March 31, 2002.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended March 31, 2003 were $8,169,367 compared to $7,286,349 for the three months ended March 31, 2002. Cost of goods sold for the three months ended March 31, 2003 were $2,265,212 compared to $2,040,724 for the three months ended March 31, 2002. As a percentage of total revenue, cost of goods sold remained the same at 26.7%. Payroll and other employee benefits increased $390,264 to $2,800,523 for the three months ended March 31, 2003 from $2,410,259 for the three months ended March 31, 2002. Payroll and other employee benefits increased $280,770 due to the opening of new locations in Newark, New Jersey in May 2002 and Sanford, Florida in January 2003. General and administrative payroll and employee benefits increased $59,600, while payroll and employee benefits at locations open during both periods increased $64,140. This increase was partially offset by operations that were sold that had $14,246 payroll and employee benefits for the three months ended March 31, 2002. As a percentage of total revenue, payroll and employee benefits increased to 33.0% for the three months ended March 31, 2003 from 31.5% for the three months ended March 31, 2002. Occupancy expenses increased $235,349 to $1,479,135 for the three months ended March 31, 2003 from $1,243,786 for the three months ended March 31, 2002. Occupancy expenses increased $208,265 due to the opening of new locations in Newark, New Jersey in May 2002 and Sanford, Florida in January 2003. Occupancy expenses at locations open during both periods increased $31,386. These increases were offset by operations that were sold that had $4,302 occupancy expenses for the three months ended March 31, 2002. Selling expenses increased $94,452 to $761,829 for the three months ended March 31, 2003 from $667,377 for the three months ended March 31, 2002. As a percentage of total revenue, selling expenses increased to 8.9% for the three months ended March 31, 2003 from 8.7% for the three months ended March 31, 2002. Selling expenses increased $88,374 due to the opening of new locations in Newark, New Jersey in May 2002 and Sanford, Florida in January 2003. Selling expenses increased $11,518 at locations open during both periods. These increases were offset by operations that were sold that had $5,440 selling expenses for the three months ended March 31, 2002. General and administrative expenses decreased to $307,658 for the three months ended March 31, 2003 from $419,050 for the three months ended March 31, 2002. As a percentage of revenue, general and administrative expenses decreased to 3.6% for the three months ended March 31, 2003 from 5.5% for the three months ended March 31, 2002. The decrease in general and administrative expenses is due primarily to decreases in bad debts and professional fees. Depreciation and amortization expense increased to $555,010 for the three months ended March 31, 2003 from $505,153 for the three months ended March 31, 2002. This was due primarily to the depreciation related to new concessions.

INTEREST EXPENSE, NET. Net interest expense increased to $288,034 for the three months ended March 31, 2003 from $148,948 for the three months ended March 31, 2002. The increase is due primarily to an increase in total debt as a result of financing the acquisition of additional property, equipment and other assets.

OTHER INCOME AND EXPENSE. The $80,487 gain on the sale of assets to related party for the three months ended March 31, 2002 resulted from the sale of assets at the Atlantic City location.

INCOME TAXES. The Company's income tax provision for the three-month period ended March 31, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the three month period ended March 31, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

NET INCOME. Net income for the three months ended March 31, 2003 was $21,247 compared to $259,048 for the three months ended March 31, 2002.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. The Company generated $619,074 and $667,602 in cash flow from operating activities for the three months ended March 31, 2003 and 2002, respectively. Net cash from operating activities for the three months ended March 31, 2003 is attributable primarily to net income of $21,247, depreciation and amortization of $632,529, a decrease in receivables of $3,647, a decrease in prepaid expenses, inventory and other current assets of $54,045, an increase in long-term liabilities of $13,200, an increase in income taxes payable of $13,500, an increase in deferred revenue of $3,550, offset by an increase in deposits and other assets of $25,490 and a decrease in accounts payable and accrued expenses of $97,154. Net cash used in investing activities was $1,853,659 for the three months ended March 31, 2003, compared to net cash used in investing activities of $899,970 for the three months ended March 31, 2002. Net cash used in investing activities for the three months ended March 31, 2003 included $784,326 of purchases of property and equipment and $1,075,542 for the acquisition of the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida, offset by $6,209 payments received on a note receivable from a related party.

Net cash provided by financing activities was $1,542,833 for the three months ended March 31, 2003, compared to net cash used in financing activities of $6,850 for the three months ended March 31, 2002. Net cash provided by financing activities for the three months ended March 31, 2003 included the issuance of debt of $5,016,334 offset by payments on notes payable of $793,889, payments on capital lease obligations of $386,194, payments on a line of credit of $1,310,984, an increase in restricted cash of $200,000 and debt issue costs of $782,434. Net cash used in financing activities for the three months ended March 31, 2002 included payments on notes payable of $223,203, payments on a line of credit of $814,220 and payments on capital lease obligations of $164,427, offset by proceeds from notes payable of $945,000 and proceeds from a line of credit of $250,000.

During the first two months of 2002, the Company raised approximately $945,000 of capital in a private placement of convertible notes and warrants. Two investors subsequently rescinded their investments because they were unwilling to sign the subordination agreement required under the terms of the private placement and the Company refunded their investment in the total amount of $100,000 in September 2002. The convertible notes are convertible into a total of 804,762 shares of common stock, and the 633,750 warrants issued entitle the warrant holders to purchase a total of 633,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from the date of issuance. The Company terminated the offering in early March 2002.

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

The Company believes that the anticipated cash flow from operations combined with funds anticipated to be available from our existing credit facility and our cash balance of $1.55 million as of March 31, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for the next 12 months. Changes in our operating plans, our acquisition and growth plans, lower than anticipated sales from concession locations, our ability to meet the financial covenants of our credit facility, increased expenses or other unforeseen events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a review of the critical accounting policies and methods used by the Company.

Revenue Recognition:

The Company records concession revenues as the sales are made and it records revenues from in-flight catering upon delivery. Royalties from franchisee concession locations are recorded as revenue when earned.

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

Income Taxes:

The provision for income taxes is based on the income reported in the financial statements. The Company recognizes deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company will reduce deferred tax assets by a valuation allowance when, in its opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the net income realized during 2001 and 2002 and other considerations, management's expectation is that these assets will in fact be realized and in 2002 reversed the valuation allowance accordingly. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

These accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used.

Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The Company depreciates the capitalized asset's retirement cost over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations, upon adoption on January 1, 2003.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FAS No. 13 and Technical Corrections", which did not affect these financial statements. SFAS No. 145 requires that gains and losses from the extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. The Company will reclassify its $128,261 extraordinary gain on extinguishment of debt during the year ended December 31, 2001 in its 2003 annual report on Form 10-K.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ", which elaborates on the disclosures to be made by a guarantor about its obligation under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies, " SFAS No. 57, "Related Party Disclosures," and SFAS No. 107 " Disclosures about Fair value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." Companies must implement the initial recognition and measurement provision of Interpretation No. 45 for guarantees issued or modified after December 31, 2002. The disclosures of Interpretation No. 45 are effective for financial statements of interim and annual reports ending after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact of the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. The Interpretation is effective for all newly formed variable interest entities after January 31, 2003. The Interpretation is effective for fiscal years or interim periods beginning after June 15, 2003, for variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FASB Interpretation No. 46 did not have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's market risk exposures are related to the impact of interest rate changes. The Company invests its excess cash in short-term certificates of deposit. These investments are not held for trading or other speculative purposes. Changes in interest rates and the related investment income do not materially impact the Company's cash flows and results of operations.

As of March 31, 2003, The Company had available $7.9 million of a total $13.0 million senior debt facility with a term loan and an expansion loan feature. Interest on the term loan is calculated at a rate of 10% per annum plus 2% per annum paid in kind (PIK) rate. Interest on the expansion facility is calculated at either a Eurodollar rate plus 3.50% or the higher of Prime plus 1% or the Fed Funds Rate plus .5% per annum. A commitment fee is charged on the unused portion of the term loan and the expansion facility at rates of 0.75% and 0.50% per annum, respectively. The maturity dates of the loans are December 31, 2007 and December 31, 2008 respectively. As of March 31, 2003, the Company has borrowed $4.3 million against the term loan, and $0.1 million reserved in the form of a standby letter of credit as security for performance and compliance with certain of the Company's concession agreements. The interest on this portion of the Company's debt is calculated at a fixed rate. Additionally, the Company has $0.7 million outstanding on the expansion facility. The interest on this portion of the Company's debt is subject to fluctuations in the market. However, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on the Company's financial results.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer, and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

                      PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits
       --------

         99.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K
       -------------------

The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

    Date of Earliest
     Event Reported            Item No.               Description
    ----------------         --------------        -----------------

    January 17, 2003         5. Other Events       Closing of Senior
                                                   Secured Financing




                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: May 15, 2003                           by /s/ Sayed Ali
                                                ----------------------------
                                                Sayed Ali, President,
                                                Chief Executive Officer


Date: May 15, 2003                         by   /s/ Lynnette McCullough
                                                ----------------------
                                                Lynnette McCullough,
                                                Chief Financial Officer

CERTIFICATION:

I, Sayed Ali, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Creative Host Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 15, 2003                         /s/ Sayed Ali
                                                ----------------------
                                                Sayed Ali, President,
                                                Chief Executive Officer

CERTIFICATION:


I, Lynnette McCullough, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Creative Host Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 15, 2003                         by /s/ Lynnette McCullough
                                              ----------------------
                                              Lynnette McCullough,
                                              Chief Financial Officer