Form 10-Q
period 2003-06-30
CREATIVE HOST SERVICES INC
filed 2003-08-14
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                               FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2003

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


   Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 8,030,020 shares of the issuer's no par value Common Stock were outstanding as of August 14, 2003.

                                INDEX

                    CREATIVE HOST SERVICES, INC.


PART I FINANCIAL INFORMATION                                           PAGE

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets at June 30, 2003 (Unaudited)
    and December 31, 2002                                                  3

    Condensed Consolidated Statements of Operations for the three
    months and six months ended June 30, 2003 and 2002 (Unaudited)         5

    Condensed Consolidated Statements of Cash Flows for the six
    months ended June 30, 2003 and 2002 (Unaudited)                        6

    Notes to Unaudited Condensed Consolidated Financial Statements         8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                               23

  Item 4. Controls and Procedures                                         24


PART II. OTHER INFORMATION

  Item 5. Other Information                                               24

  Item 6. Exhibits and Reports on Form 8-K                                24


SIGNATURES                                                                25

Item 1. Financial Statements

                              CREATIVE HOST SERVICES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                            June 30,     December 31,
                                                             2003           2002
                                                          (Unaudited)
                                                         ------------   ------------
Current Assets:
 Cash                                                    $  1,186,672   $  1,241,766
 Receivables, net of allowance of $172,712
   and $153,694, respectively                                 373,582        401,959
 Current maturities of note receivable
   from related party                                          23,541         30,000
 Inventory                                                    586,569        554,529
 Prepaid expenses and other current assets                    842,882        295,579
 Deferred income taxes                                        145,429        145,429
                                                          -----------   ------------
        Total current assets                                3,158,675      2,669,262
                                                          -----------   ------------
Property and equipment, net of accumulated
    depreciation and amortization                          19,817,016     17,073,751
                                                          -----------   ------------
Other assets:
 Restricted cash                                              200,000              -
 Deposits                                                     172,907        165,006
 Note receivable from related party,
   less current maturities                                          -          6,433
 Goodwill                                                   4,493,119      4,303,119
 Other assets                                               2,120,156        824,912
 Deferred income taxes                                        684,914        684,914
                                                          -----------    -----------
        Total other assets                                  7,671,096      5,984,384
                                                           -----------    ----------
TOTAL ASSETS                                             $ 30,646,787   $ 25,727,397
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

                              CREATIVE HOST SERVICES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (continued)

                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            June 30,     December 31,
                                                             2003           2002
                                                          (Unaudited)
                                                          ------------   ----------
Current liabilities:
 Accounts payable                                         $  1,349,039   $  813,078
 Accrued expenses                                            1,295,500    1,356,068
 Deferred revenue                                               19,100       15,950
 Current maturities of notes payable                           188,695            -
 Current maturities of capital lease obligations             1,317,709    1,174,395
 Income taxes payable                                          676,203      646,076
                                                           -----------   ----------
        Total current liabilities                            4,846,246    4,005,567

Line of credit                                                       -    1,310,984
Other long-term liabilities                                    186,433      162,898
Notes payable, less current maturities                       6,414,358    1,277,936
Capital lease obligations, less current maturities             921,816    1,220,050
                                                           -----------   -----------
        Total liabilities                                   12,368,853    7,977,435
                                                           -----------   -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
 Preferred stock; no par value, 2,000,000 shares
   authorized, no shares issued or outstanding                       -            -
 Common stock; no par value, 20,000,000 shares
   authorized, 8,030,020 and 8,006,210 shares issued
   and outstanding                                          17,177,498   17,159,590
 Additional paid-in capital                                  1,597,675    1,245,076
 Accumulated deficit                                          (497,239)    (654,704)
                                                            ----------   -----------
        Total shareholders' equity                          18,277,934   17,749,962
                                                            ----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $30,646,787 $ 25,727,397
                                                            ==========   ===========

                                                                 (Concluded)


           See accompanying notes to the unaudited condensed consolidated financial statements.

                           CREATIVE HOST SERVICES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                  -----------------------   -------------------------
                                     2003         2002         2003          2002
                                  ----------   ----------   -----------   -----------
Revenues:
 Concessions                      $9,465,482   $8,970,662   $17,941,665   $16,594,747
 Franchise royalties                  11,694        6,137        28,159        24,510
                                   ---------    ---------    ----------    ----------
     Total revenues                9,477,176    8,976,799    17,969,824    16,619,257
                                   ---------    ---------    ----------    ----------

Operating costs and expenses:
 Cost of goods sold                2,500,408    2,387,911     4,765,620     4,428,635
 Payroll and other employee
   benefits                        3,030,524    2,663,554     5,831,047     5,073,813
 Occupancy                         1,532,887    1,427,273     3,012,022     2,671,059
 Selling expenses                    822,398      744,750     1,584,227     1,412,127
 General and administrative
   expenses                          500,042      484,865       807,700       903,915
 Depreciation and amortization       567,326      522,239     1,122,336     1,030,844
                                   ---------    ---------    ----------    ----------
     Total operating costs
       and expenses                8,953,585    8,230,592    17,122,952    15,520,393
                                   ---------    ---------    ----------    ----------

Income from operations               523,591      746,207       846,872     1,098,864

Gain on sale of assets to
  related party                            -            -             -       (80,487)

Interest expense, net                296,372      165,463       584,406       310,959
                                   ---------    ---------    ----------    ----------
Income before income taxes           227,219      580,744       262,466       868,392

Income taxes                          91,000       49,415       105,000        78,015
                                   ---------    ---------    ----------    ----------
Net income                        $  136,219   $  531,329   $   157,466   $   790,377
                                   =========    =========    ==========    ==========

Net income per share:
Basic                             $     0.02   $     0.07   $      0.02   $      0.10
                                   =========    =========    ==========    ==========
Diluted                           $     0.02   $     0.06   $      0.02   $      0.10
                                   =========    =========    ==========    ==========

Weighted average number of
 shares outstanding
Basic                              8,030,020    7,845,962     8,027,915     7,840,990
                                   =========    =========    ==========    ==========
Diluted                            8,158,256    8,816,492     8,146,011     8,640,764
                                   =========    =========    ==========    ==========

              See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                         CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                        Six Months Ended
                                                             June 30,
                                                   -------------------------
                                                       2003          2002
                                                   -----------   -----------
Operating activities:
  Net income                                       $   157,466   $   790,377
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                   1,122,336     1,030,844
     Provision for bad debts                            19,018             -
     Amortization of debt discount                      38,977        34,669
     Amortization of loan costs                        161,572        17,103
     Gain on sale of assets to related party                 -       (80,487)

  Changes in assets and liabilities, net of
   effects of acquisition:
     Receivables                                         9,359       (52,335)
     Inventory                                          (6,498)      (50,499)
     Prepaid expenses and other current assets        (547,303)     (215,134)
     Deposits and other assets                         (89,882)      166,766
     Accounts payable and accrued expenses             475,393        25,927
     Deferred revenue                                    3,150             -
     Income taxes payable                               30,127        37,949
     Long-term liabilities                              23,535       199,810
                                                    ----------    ----------
       Net cash provided by operating activities     1,397,250     1,904,990
                                                    ----------    ----------
Investing activities:
  Purchases of property and equipment               (2,622,129)   (1,009,403)
  Payment for purchase of assets related to
   acquisition, net of cash acquired                (1,075,542)            -
  Acquisition costs                                          -       (58,659)
  Note receivable from related party                         -       (55,000)
  Payments on note receivable from related party        12,892             -
                                                    ----------    ----------
       Net cash used in investing activities        (3,684,779)   (1,123,062)
                                                    ----------    ----------
Financing activities:
  Proceeds from notes payable                        6,157,792       945,000
  Proceeds from line of credit                               -     1,232,076
  Issuance of common stock                                   -        12,000
  Payments on notes payable                           (846,652)     (376,336)
  Payments on capital lease obligations               (785,287)     (441,371)
  Payments on line of credit                        (1,310,984)   (1,990,480)
  Increase in restricted cash                         (200,000)            -
  Debt issue costs                                    (782,434)            -
                                                    ----------    ----------
       Net cash provided by (used in)
        financing activities                         2,232,435      (619,111)
                                                    ----------    ----------
Net (decrease) increase in cash                        (55,094)      162,817
Cash, beginning of the period                        1,241,766     1,801,288
                                                    ----------    ----------
Cash, end of the period                            $ 1,186,672   $ 1,964,105
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

                        CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Continued)

                                                        Six Months Ended
                                                            June 30,
                                                   -------------------------
                                                      2003          2002
                                                   -----------    ----------
Supplemental disclosures of cash
 flow information:

  Interest paid                                    $   340,827   $   289,455
                                                    ==========    ==========
  Income taxes paid                                $    86,627   $   135,066
                                                    ==========    ==========

Supplemental disclosures of non-cash
 investing and financing activities:

  Equipment acquired and financed by a capital
   lease obligation associated with the
   Sanford acquisition                             $   100,232             -
                                                    ==========    ==========
  Equipment acquired and financed by capital
   lease obligations                               $   530,135   $ 1,244,799
                                                    ==========    ==========
  Equity feature of discount on notes                        -   $   409,276
                                                    ==========    ==========
  Warrants issued in connection with notes         $   352,599   $         -
                                                    ==========    ==========
  Assets sold by settling a contractual
   liability                                       $         -   $   250,000
                                                    ==========    ==========
  Notes payable converted to common stock, net     $    17,907   $         -
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

                    CREATIVE HOST SERVICES, INC.

      Notes to Unaudited Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

FINANCIAL STATEMENT PREPARATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by Creative Host Services, Inc. and its wholly owned subsidiaries (the "Company") without audit, in accordance with the instructions to Form 10-
Q. Accordingly, they do not necessarily include all of the information and disclosures required for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2002 included in the Company's annual report on Form 10-KSB and the review of the critical accounting policies identified under the caption "Critical Accounting Policies" in that report.

In the opinion of the Company's management, all adjustments (consisting of normal and recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods have been included. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

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

Certain amounts in the financial statements for the three and six month periods ended June 30, 2002 have been reclassified to conform to current period presentation.

INVENTORY:

Inventory, consisting principally of foodstuffs and supplies, is valued at the lower of cost (first-in, first-out method) or market.

CAPITALIZED INTEREST:

Interest costs capitalized during the construction period of concession locations were $81,588 and $0 during the six months ended June 30, 2003 and 2002, and $62,127 and $0 during the three months ended June 30, 2003 and 2002 respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

During the three month period ended June 30, 2003, there were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

2.   STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for all periods presented. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and net income per share under the fair value method as prescribed under SAFS No. 123, as amended by SFAS No. 148, is as follows:

                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                  -----------------------   -------------------------
                                     2003         2002         2003          2002
                                  ----------   ----------   -----------   -----------
Net income as reported            $  136,219   $  531,329   $   157,466   $   790,377
Pro forma stock-based employee
compensation expense determined
under fair value based method,
net of tax                            (7,568)     (18,810)      (63,339)      (94,998)
                                   ---------    ---------    ----------    ----------
Pro forma net income              $  128,651   $  512,519   $    94,127   $   695,379
                                   =========    =========    ==========    ==========
Net income per share
  Basic - as reported             $      .02   $      .07   $       .02   $       .10
                                   =========    =========    ==========    ==========
  Diluted - as reported           $      .02   $      .06   $       .02   $       .10
                                   =========    =========    ==========    ==========
  Basic - pro forma               $      .02   $      .07   $       .01   $       .09
                                   =========    =========    ==========    ==========
  Diluted - pro forma             $      .02   $      .06   $       .01   $       .08
                                   =========    =========    ==========    ==========

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

The Company has not yet completed the allocation of the purchase price to the aforementioned assets and therefore has made an estimate of the amount of depreciation and amortization expense for the three and six month periods ended June 30, 2003. The estimated depreciation and amortization expense and operations of the concession locations are included in the Company's consolidated results of operations from the date of the acquisition.


4.  NOTES PAYABLE

A summary of notes payable as of June 30, 2003 and December 31, 2002 is as follows:

                                                    June 30,     December 31,
                                                     2003           2002
                                                 (Unaudited)
                                                  ------------   ------------
 Subordinated  convertible notes payable,
   interest at 9%, due quarterly, through
   December 31, 2006,(net of discount of
   $221,976 and $260,953)                         $    498,024   $    484,047
 Note payable to a bank, interest at 9%,
   due July 2004, paid January 2003                          -        633,183
 Notes payable to former shareholders, interest
   at 9%, due in monthly installments of $4,797
   through December 2003, paid January 2003                  -         54,921
 Note payable to a finance company, interest
   at 13.1%, due in monthly installments of $413
   through April 2004, paid January 2003                     -          6,025
 Note payable to a corporation, interest at 8%,
   due in monthly installments of $1,784 through
   May 2006, paid January 2003                               -         63,797
 Note payable to a finance company, interest
   at 6.9%, due in monthly installments of
   $7,317 through May 2003, paid January 2003                -         35,963
 Note payable to a finance company, interest
   at 5.75%, due in monthly installments of
   $27,476 through January 2004                        188,695              -
 Note payable to a bank, interest at 12%,
   due quarterly, through December 31, 2007          5,216,334              -
 Note payable to a bank, interest at 3.5%
   above the bank's reference rate,
   due quarterly, through December 31, 2008            700,000              -
                                                  ------------   ------------
                                                  $  6,603,053   $  1,277,936
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

On August 20, 2002, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock. On February 6, 2003, $25,000 of the Convertible Notes were converted into 23,810 shares of the Company's common stock. At June 30, 2003, $498,024, net of unamortized discount of $221,976, is included in notes payable related to this offering.

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

The term loan of the credit facility bears interest at a rate of 10% per annum plus 2% per annum paid in kind (PIK) rate. Interest accruing on the PIK rate will be paid annually in cash, or at the Company's option, such interest will accrue on the principal amount. The interest on the expansion facility is based, at the option of the Company, upon either a Eurodollar rate plus 3.5% or the higher of Prime plus 1% or the Fed Funds Rate plus .5% per annum. A commitment fee is charged on the unused portion of the term loan and the expansion facility at rates of 0.75% and 0.5% per annum, respectively. The term loan is due December 31, 2007.

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

The following table provides a reconciliation from the basic to the diluted net income per share for the three and six month periods ended June 30, 2003 and 2002.

                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                  -----------------------   -------------------------
                                     2003         2002         2003          2002
                                  ----------   ----------   -----------   -----------
   Numerator:
   Net income                     $  136,219   $  531,329    $  157,466    $  790,377
   Add: Interest and accretion
    of discount related to
    convertible notes, net of tax          -       42,050             -        66,798
                                   ---------    ---------     ---------     ---------
   Net income for diluted
    income per share              $  136,219   $  573,379    $  157,466    $  857,175
                                   =========    =========     =========     =========

   Denominator:
   Basic:
   Weighted average common
    shares outstanding             8,030,020    7,845,962     8,027,915     7,840,990
   Diluted:
    Effect of dilutive securities -
   Convertible notes                       -      900,000             -       760,773
   Warrants                           17,886        6,037        12,960         4,789
   Common stock options              110,350       64,493       105,136        34,212
                                   ---------    ---------     ---------     ---------
   Dilutive potential common
    shares                         8,158,256    8,816,492     8,146,011     8,640,764
                                   =========    =========     =========     =========
Net income per share:
   Basic                          $      .02   $      .07   $       .02   $       .10
                                   =========    =========    ==========    ==========
   Diluted                        $      .02   $      .06   $       .02   $       .10
                                   =========    =========    ==========    ==========

For the three month periods ended June 30, 2003 and 2002, options to purchase 187,500 and 188,500 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive. For the six month periods ended June 30, 2003 and 2002, options to purchase 187,500 and 236,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For the three month periods ended June 30, 2003 and 2002, warrants to purchase 438,982 and 1,427,732 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive. For the six month periods ended June 30, 2003 and 2002, warrants to purchase 891,032 and 1,427,732 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For the three and six month periods ended June 30, 2003 notes convertible into 685,714 and 687,556 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

7.  INCOME TAX PROVISION

The Company's income tax provision for the three and six month periods ended June 30, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the three and six month periods ended June 30, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

8.  RELATED PARTY TRANSACTIONS

In January 2002, the Company sold its location in Atlantic City, New Jersey to the spouse of the President of GladCo for $250,000 cash. There were existing contractual liabilities, related to the acquisition of GladCo, owed to the President of GladCo at the time of the sale, and the $250,000 sales proceeds were offset against the contractual liabilities. The $250,000 sales price represents the estimated fair market value of the Atlantic City, New Jersey location at the date of the sale. A gain of $80,487 was recorded on this transaction during the three month period ended March 31, 2002.


9.  COMMITMENTS AND CONTINGENCIES

CONCESSIONAIRE AGREEMENTS
----------------

As of June 30, 2003, in connection with the concessionaire agreements with various airport authorities, the Company has obtained surety bond coverage in the aggregate amount of approximately $425,000 and has issued letters of credit of in the aggregate amount of approximately $311,000 for the guarantee of lease payments in the event of non-performance under the agreements. The insurer may seek indemnification from the Company for any amounts paid under the bonds.
The Company held $200,000 restricted cash at June 30, 2003 as collateral for one of the letters of credit.

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

Also in February 2003, the Company was awarded a contract for a concession location at the Santa Barbara Airport in Santa Barbara, California. The contract term is for a period of three years and expires in May 2006.

The Company currently operates more that 140 concession locations at 29 airports, two of which are franchised.

The Company's historical revenues had been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprised a fluctuating percentage of total revenues from year to year. The food preparation center was sold in 2001. Over the past eight years, revenues from concession operations have grown from 59% of total revenues in 1995 to nearly 100% of total revenues in 2002.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's statement of operations as a percentage of total revenues.

                                     Three months ended     Six months ended
                                          June 30,             June 30,
                                     ------------------    ------------------
                                       2003       2002       2003       2002
                                      ------     ------     ------     ------
Revenues:
Concessions                            99.9%      99.9%      99.8%      99.9%
Franchise royalties                     0.1        0.1        0.2        0.1

Total revenues                        100.0%     100.0%     100.0%     100.0%

Operating costs and
 expenses:
Cost of goods sold                     26.4       26.6       26.5       26.6
Payroll and other employee
 benefits                              32.0       29.7       32.5       30.5
Occupancy                              16.2       15.9       16.8       16.1
Selling expenses                        8.7        8.3        8.8        8.5
General and
 administrative expenses                5.3        5.4        4.5        5.4
Depreciation and
 amortization                           6.0        5.8        6.2        6.2
Gain on sale of assets                    -          -          -       (0.5)
Interest expense, net                   3.1        1.8        3.2        1.9
Provision for
 income taxes                           0.9        0.6        0.6        0.5

Net income                              1.4%       5.9%       0.9%       4.8%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES. The Company's revenues for the three months ended June 30, 2003 were $9,477,176 compared to $8,976,799 for the three months ended June 30, 2002, an increase of $500,377 or 5.6%. Revenues from concession activities increased $494,820 ($9,465,482 as compared to $8,970,662). Revenue increased by
$1,058,750 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. Revenue at locations open during both periods decreased $558,373. Revenue at the Pittsburgh location decreased $391,103 due to a decrease in US Air enplanements at that airport. Revenue at the Boston location decreased $347,136 due to construction-related closures. All concessions at the Boston location that were closed for construction re-opened in July 2003. Revenues at the remaining locations open during both periods increased $179,866, a 3.1% increase for the three months ended June 30, 2003 from the three months ended June 30, 2002.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended June 30, 2003 were $8,953,585 compared to $8,230,592 for the three months ended June 30, 2002. Cost of goods sold for the three months ended June 30, 2003 was $2,500,408 compared to $2,387,911 for the three months ended June 30, 2002. As a percentage of total revenue, cost of goods sold decreased to 26.4% for the three months ended June 30, 2003 from 26.6% for the three months ended June 30, 2002. Payroll and other employee benefits increased by $366,970 to $3,030,524 for the three months ended June 30, 2003 from $2,663,554 for the three months ended June 30, 2002. Payroll and other employee benefits increased $269,054 due to the opening of new locations in Newark, New Jersey in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. General and administrative payroll and employee benefits increased $60,630, while payroll and employee benefits at locations open during both periods increased $37,286. As a percentage of total revenue, payroll and employee benefits increased to 32.0% for the three months ended June 30, 2003 from 29.7% for the three months ended June 30, 2002. This increase was due primarily to an increase at the Pittsburgh location where decreases in staffing levels have lagged behind decreases in revenues and to an increase at the Boston location where training for new concessions occurred during the three months ended June 30, 2003 while the locations had not yet opened. Occupancy expenses increased $105,614 to $1,532,887 for the three months ended June 30, 2003 from $1,427,273 for the three months ended June 30, 2002. Occupancy expenses increased $155,252 due to the opening of new locations in Newark, New Jersey in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. Occupancy expenses at locations open during both periods decreased $49,638. Selling expenses increased $77,648 to $822,398 for the three months ended June 30, 2003 from $744,750 for the three months ended June 30, 2002. As a percentage of total revenue, selling expenses increased to 8.7% for the three months ended June 30, 2003 from 8.3% for the three months ended June 30, 2002. Selling expenses increased $50,045 due to the opening of new locations in Newark, New Jersey in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. Selling expenses increased $27,603 at locations open during both periods. General and administrative expenses increased to $500,042 for the three months ended June 30, 2003 from $484,865 for the three months ended June 30, 2002. As a percentage of revenue, general and administrative expenses decreased to 5.3% for the three months ended June 30, 2003 from 5.4% for the three months ended June 30, 2002. Depreciation and amortization expense increased to $567,326 for the three months ended June 30, 2003 from $522,239 for the three months ended June 30, 2002. This was due primarily to the depreciation related to new concessions.


INTEREST EXPENSE, NET. Net interest expense increased to $296,372 for the three months ended June 30, 2003 from $165,463 for the three months ended June 30, 2002. The increase is due primarily to an increase in total debt as a result of financing the acquisition of additional property, equipment and other assets.

INCOME TAXES. The Company's income tax provision for the three-month period ended June 30, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the three month period ended June 30, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

NET INCOME. Net income for the three months ended June 30, 2003 was $136,219 compared to $531,329 for the three months ended June 30, 2002.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES. The Company's revenues for the six months ended June 30, 2003 were $17,969,824 compared to $16,619,257 for the six months ended June 30, 2002, an increase of $1,350,567 or 8.1%. Revenues from concession activities increased $1,346,918 ($17,941,665 as compared to $16,594,747). Revenue increased by
$1,824,838 due to the opening of new locations in Newark, New Jersey in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. This increase was offset by a decrease in revenue at locations open during both periods of $433,400 and by a decrease from operations that were sold that had $40,871 revenue for the six months ended June 30, 2002. Revenue at the Pittsburgh location decreased $541,315 due to a decrease in US Air enplanements at that airport. Revenue at the Boston location decreased $485,914 due to construction-related closures. All concessions at the Boston location that were closed for construction re-opened in July 2003. Revenues at the remaining locations open during both periods increased $593,829, a 5.3% increase for the six months ended June 30, 2003 from the six months ended June 30, 2002.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the six months ended June 30, 2003 were $17,122,952 compared to $15,520,393 for the six months ended June 30, 2002. Cost of goods sold for the six months ended June 30, 2003 were $4,765,620 compared to $4,428,635 for the six months ended June 30, 2002. As a percentage of total revenue, cost of goods sold decreased to 26.5% for the six months ended June 30, 2003 from 26.6% for the six months ended June 30, 2002. Payroll and other employee benefits increased $757,234 to $5,831,047 for the six months ended June 30, 2003 from $5,073,813 for the six months ended June 30, 2002. Payroll and other employee benefits increased $540,409 due to the opening of new locations in Newark, New Jersey in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. General and administrative payroll and other employee benefits increased $114,885, while payroll and other employee benefits at locations open during both periods increased $116,186. These increases were partially offset by operations that were sold that had $14,246 payroll and other employee benefits for the six months ended June 30, 2002.

As a percentage of total revenue, payroll and other employee benefits increased to 32.5% for the six months ended June 30, 2003 from 30.5% for the six months ended June 30, 2002. This increase was due primarily to an increase at the Pittsburgh location where decreases in staffing levels have lagged behind decreases in revenues and to an increase at the Boston location where training for new concessions occurred during the six months ended June 30, 2003 while the locations had not yet opened. Occupancy expenses increased $340,963 to $3,012,022 for the six months ended June 30, 2003 from $2,671,059 for the six months ended June 30, 2002. Occupancy expenses increased $363,517 due to the opening of new locations in Newark, New Jersey in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. This increase was partially offset by a decrease in occupancy expenses at locations open during both periods of $18,252 and by operations that were sold that had $4,302 occupancy expenses for the six months ended June 30, 2002. Selling expenses increased $172,100 to $1,584,227 for the six months ended June 30, 2003 from $1,412,127 for the six months ended June 30, 2002. As a percentage of total revenue, selling expenses increased to 8.8% for the six months ended June 30, 2003 from 8.5% for the six months ended June 30, 2002. Selling expenses increased $133,485 due to the opening of new locations in Newark, New Jersey in May 2002, Sanford, Florida in January 2003 and Santa Barbara, California in May 2003. Selling expenses increased $44,055 at locations open during both periods. These increases were offset by operations that were sold that had $5,440 selling expenses for the six months ended June 30, 2002. General and administrative expenses decreased to $807,700 for the six months ended June 30, 2003 from $903,915 for the six months ended June 30, 2002. As a percentage of revenue, general and administrative expenses decreased to 4.5% for the six months ended June 30, 2003 from 5.4% for the six months ended June 30, 2002. Depreciation and amortization expense increased to $1,122,336 for the six months ended June 30, 2003 from $1,030,844 for the six months ended June 30, 2002. This was due primarily to the depreciation related to new concessions.

INTEREST EXPENSE, NET. Net interest expense increased to $584,409 for the six months ended June 30, 2003 from $310,959 for the six months ended June 30, 2002. The increase is due primarily to an increase in total debt as a result of financing the acquisition of additional property, equipment and other assets.

OTHER INCOME AND EXPENSE. The $80,487 gain on the sale of assets to related party for the six months ended June 30, 2002 resulted from the sale of assets at the Atlantic City location.

INCOME TAXES. The Company's income tax provision for the six month period ended June 30, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the six month period ended June 30, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

NET INCOME. Net income for the six months ended June 30, 2003 was $157,466 compared to $790,377 for the six months ended June 30, 2002.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. The Company generated $1,397,250 and $1,904,990 in cash flow from operating activities for the six months ended June 30, 2003 and 2002, respectively. Net cash from operating activities for the six months ended June 30, 2003 is attributable primarily to net income of $157,466, depreciation and amortization of $1,322,885, a decrease in receivables of $22,395, an increase in accounts payable and accrued expenses of $475,393, an increase in long-term liabilities of $23,535, an increase in deferred revenue of $3,150, and an increase in income taxes payable of $30,127, offset by an increase in prepaid expenses, inventory and other current assets of $643,683. Net cash used in investing activities was $3,684,779 for the six months ended June 30, 2003, compared to net cash used in investing activities of $1,123,062 for the six months ended June 30, 2002. Net cash used in investing activities for the six months ended June 30, 2003 included $2,622,129 of purchases of property and equipment and $1,075,542 for the acquisition of the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida, offset by $12,892 payments received on a note receivable from a related party.

Net cash provided by financing activities was $2,232,435 for the six months ended June 30, 2003, compared to net cash used in financing activities of $619,111 for the six months ended June 30, 2002. Net cash provided by financing activities for the six months ended June 30, 2003 included the issuance of debt totaling $6,157,792 offset by payments on notes payable of $846,652, payments on capital lease obligations of $785,287, payments on a line of credit of $1,310,984, an increase in restricted cash of $200,000 and debt issue costs of $782,434. Net cash used in financing activities for the six months ended June 30, 2002 included payments on notes payable of $376,336, payments on a line of credit of $1,990,480 and payments on capital lease obligations of $441,371, offset by proceeds from notes payable of $945,000, proceeds from a line of credit of $1,232,076 and proceeds from the issuance of common stock of $12,000.

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

In January 2003, the Company borrowed approximately $4,316,000 on its term loan facility which was used to refinance existing debt, finance the Sanford acquisition and pay fees and expenses related to the financing transaction. In connection with this transaction, the Company has a commitment for an additional $2,183,000 available for financing as well as an expansion facility, in an amount up to $5,600,000, to finance the cash purchase price for approved acquisitions, build outs of concession locations, and to provide ongoing working capital needs of the Company.

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

The Company anticipates capital requirements of approximately $4.8 million in fiscal 2003 to complete the construction of improvements at concession facilities that have already been awarded. This includes approximately $3.7 million in connection with new concession agreements awarded in Newark International Airport in Newark, New Jersey, Boston Logan Airport in Boston Massachusetts, Santa Barbara Airport in Santa Barbara, California, San Antonio Airport in San Antonio, Texas, Tallahassee Regional Airport in Tallahassee, Florida, the recently acquired concession location in Sanford International Airport in Sanford, Florida and an additional $1.1 million at other existing concession locations where the Company gained extensions to its lease terms. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of the Company's capital requirements will depend upon the number of airport concession facilities that are successfully acquired.

The Company believes that the anticipated cash flow from operations combined with funds anticipated to be available from our existing credit facility and our cash balance of $1.19 million as of June 30, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for the next 12 months. Changes in our operating plans, our acquisition and growth plans, lower than anticipated sales from concession locations, our ability to meet the financial covenants of our credit facility, increased expenses or other unforeseen events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.

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

During the three month period ended June 30, 2003, there were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.


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

As of June 30, 2003, the Company had available approximately $7.1 million of a total $13.0 million senior debt facility with a term loan and an expansion loan feature. Interest on the term loan is calculated at a rate of 10% per annum plus 2% per annum paid in kind (PIK) rate. Interest on the expansion facility is calculated at either a Eurodollar rate plus 3.5% or the higher of Prime plus 1% or the Fed Funds Rate plus .5% per annum. A commitment fee is charged on the unused portion of the term loan and the expansion facility at rates of 0.75% and 0.5% per annum, respectively. The maturity dates of the loans are December 31, 2007 and December 31, 2008, respectively. As of June 30, 2003, the Company has borrowed approximately $5.2 million against the term loan, and $0.1 million reserved in the form of a standby letter of credit as security for performance and compliance with certain of the Company's concession agreements. The interest on this portion of the Company's debt is calculated at a fixed rate. Additionally, the Company has $0.7 million outstanding on the expansion facility. The interest on this portion of the Company's debt is subject to fluctuations in the market. However, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on the Company's financial results.

Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Internal Control Over Financial Reporting.

There has not been any changes in the Company's internal control over financial reporting during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                      PART II.  OTHER INFORMATION


Item 5. Other Information.

On July 7, 2003, the employment of Lynnette McCullough as the Company's Chief Financial Officer ("CFO") ended. On an interim basis, Sayed Ali, the Company's Chief Executive Officer, has assumed the role as CFO until a successor is named. Mr. Ali had previously served as the Company's CFO from December 1986 to February 1997 and from August 1997 to January 2003.


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits
       --------

         31.1 - Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

         31.2 - Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

         32.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

         32.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

   (b) Reports on Form 8-K
       -------------------

The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

    Date of Earliest
     Event Reported            Item Nos.                  Description
    ----------------         --------------        ------------------------

    April 7, 2003            Items 7 and 9         Press Release - financial
                                                   results year end 2002

    May 16, 2003             Items 7 and 9         Press Release - financial
                                                   results first quarter 2003



                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: August 14, 2003                        by /s/ Sayed Ali
                                                ----------------------------
                                                Sayed Ali, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer