Form 10-Q
period 2003-09-30
CREATIVE HOST SERVICES INC
filed 2003-11-13
CIK 933098

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------

                              FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2003

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

                               (858) 675-7711
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

   State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: 8,358,533 shares of the issuer's no par value Common Stock were outstanding as of November 10, 2003.

                                   INDEX

                    CREATIVE HOST SERVICES, INC.


PART I FINANCIAL INFORMATION                                             PAGE

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets at September 30, 2003
    (Unaudited) and December 31, 2002                                      3

    Condensed Consolidated Statements of Income for the three
    months and nine months ended September 30, 2003 and 2002 (Unaudited)   5

    Condensed Consolidated Statements of Cash Flows for the nine
    months ended September 30, 2003 and 2002 (Unaudited)                   6

    Notes to Unaudited Condensed Consolidated Financial Statements         8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                                               23

  Item 4. Controls and Procedures                                         24


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                24


SIGNATURES                                                                25

Item 1. Financial Statements

                              CREATIVE HOST SERVICES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                         ASSETS
                                                         September 30,  December 31,
                                                             2003           2002
                                                          (Unaudited)
                                                         ------------   ------------
Current Assets:
 Cash                                                    $  1,004,033   $  1,241,766
 Receivables, net of allowance of $176,386
   and $153,694, respectively                                 285,581        401,959
 Current maturities of note receivable
   from related party                                          16,084         30,000
 Inventory                                                    653,489        554,529
 Prepaid expenses and other current assets                    747,598        295,579
 Deferred income taxes                                         80,000        145,429
                                                          -----------   ------------
        Total current assets                                2,786,785      2,669,262
                                                          -----------   ------------
Property and equipment, net of accumulated
    depreciation and amortization                          21,823,854     17,073,751
                                                          -----------   ------------
Other assets:
 Restricted cash                                              200,000              -
 Deposits                                                     188,007        165,006
 Note receivable from related party,
   less current maturities                                          -          6,433
 Goodwill                                                   4,493,119      4,303,119
 Other assets                                               1,983,411        824,912
 Deferred income taxes                                        450,343        684,914
                                                          -----------    -----------
        Total other assets                                  7,314,880      5,984,384
                                                           -----------    ----------
TOTAL ASSETS                                             $ 31,925,519   $ 25,727,397
                                                           ===========   ===========

                                                                (Continued)


          See accompanying notes to the unaudited condensed consolidated financial statements.

                              CREATIVE HOST SERVICES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (continued)

                          LIABILITIES AND SHAREHOLDERS' EQUITY


                                                          September 30,  December 31,
                                                             2003           2002
                                                          (Unaudited)
                                                          ------------   ----------
Current liabilities:
 Accounts payable                                         $  1,454,591   $  813,078
 Accrued expenses                                            1,342,207    1,356,068
 Deferred revenue                                               16,050       15,950
 Current maturities of notes payable                           162,127            -
 Current maturities of capital lease obligations             1,278,424    1,174,395
 Income taxes payable                                          110,111      646,076
                                                           -----------   ----------
        Total current liabilities                            4,363,510    4,005,567

Line of credit                                                       -    1,310,984
Other long-term liabilities                                    166,004      162,898
Notes payable, less current maturities                       7,755,664    1,277,936
Capital lease obligations, less current maturities             885,327    1,220,050
                                                           -----------   -----------
        Total liabilities                                   13,170,505    7,977,435
                                                           -----------   -----------

Commitments and contingencies (Note 9)

Shareholders' equity:
 Preferred stock; no par value, 2,000,000 shares
   authorized, no shares issued or outstanding                       -            -
 Common stock; no par value, 20,000,000 shares
   authorized, 8,125,258 and 8,006,210 shares issued
   and outstanding                                          17,228,786   17,159,590
 Additional paid-in capital                                  1,597,675    1,245,076
 Accumulated deficit                                           (71,447)    (654,704)
                                                            ----------   -----------
        Total shareholders' equity                          18,755,014   17,749,962
                                                            ----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $31,925,519 $ 25,727,397
                                                            ==========   ===========

                                                                 (Concluded)



           See accompanying notes to the unaudited condensed consolidated financial statements.

                           CREATIVE HOST SERVICES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED


                                 Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                  -----------------------   -------------------------
                                     2003         2002         2003          2002
                                  ----------   ----------   -----------   -----------
Revenues:
 Concessions                     $10,797,372   $9,090,008   $28,739,037   $25,684,755
 Franchise royalties                   8,567       14,186        36,726        38,696
                                  ----------    ---------    ----------    ----------
     Total revenues               10,805,939    9,104,194    28,775,763    25,723,451
                                  ----------    ---------    ----------    ----------

Operating costs and expenses:
 Cost of goods sold                2,794,580    2,492,435     7,560,200     6,921,070
 Payroll and other employee
   benefits                        3,183,194    2,815,404     9,014,241     7,889,217
 Occupancy                         1,711,843    1,469,285     4,723,865     4,140,344
 Selling expenses                    842,523      755,622     2,426,750     2,167,749
 General and administrative
   expenses                          609,784      458,937     1,417,484     1,362,852
 Depreciation and amortization       615,426      541,176     1,737,762     1,557,022
                                  ----------    ---------    ----------    ----------
     Total operating costs
       and expenses                9,757,350    8,532,859    26,880,302    24,038,254
                                  ----------    ---------    ----------    ----------

Income from operations             1,048,589      571,335     1,895,461     1,685,197

Gain on sale of assets to
  related party                            -            -             -       (80,487)
Interest expense, net                306,845      196,081       891,251       522,038
                                  ----------    ---------    ----------    ----------
Income before income taxes           741,744      375,254     1,004,210     1,243,646

Income taxes                         315,952       30,985       420,952       109,000
                                  ----------    ---------    ----------    ----------

Net income                       $   425,792   $  344,269   $   583,258   $ 1,134,646
                                  ==========    =========    ==========    ==========

Net income per share:
Basic                             $      0.05   $     0.04   $      0.07   $      0.14
                                   ==========    =========    ==========    ==========
Diluted                           $      0.05   $     0.04   $      0.07   $      0.14
                                   ==========    =========    ==========    ==========

Weighted average number of shares
 outstanding:
Basic                               8,110,955    7,924,613     8,124,223     7,878,060
                                   ==========    =========    ==========    ==========
Diluted                             8,363,783    8,023,959     8,285,899     7,936,246
                                   ==========    =========    ==========    ==========

              See accompanying notes to the unaudited condensed
                      consolidated financial statements.

                                     -5-
<PAGE<

                         CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                      2003          2002
                                                   -----------    ----------
Operating activities:
  Net income                                       $   583,258   $ 1,134,646
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   1,737,762     1,586,491
     Provision for bad debts                            22,690        57,330
     Amortization of debt discount                      83,812        88,640
     Amortization of loan costs                        250,054        29,469
     Gain on sale of assets to related party                 -       (80,487)

  Changes in assets and liabilities, net of
   effects of acquisition:
     Receivables                                        93,688       (44,771)
     Inventory                                         (73,418)      (58,136)
     Prepaid expenses and other current assets        (452,019)     (189,948)
     Deferred income taxes                             300,000             -
     Deposits and other assets                        (114,630)      110,201
     Accounts payable and accrued expenses             627,652        13,516
     Deferred revenue                                      100             -
     Income taxes payable                             (535,965)       55,403
     Other long-term liabilities                         3,106       211,575
                                                    ----------    ----------
       Net cash provided by operating activities     2,526,090     2,913,929
                                                    ----------    ----------
Investing activities:
  Purchases of property and equipment               (4,985,194)   (1,553,664)
  Payment for purchase of assets related to
   acquisition, net of cash acquired                (1,075,542)            -
  Acquisition costs                                          -      (103,470)
  Note receivable from related party                         -       (55,000)
  Payments on note receivable from related party        20,349        10,703
                                                     ----------    ----------
       Net cash used in investing activities        (6,040,387)   (1,701,431)
                                                    ----------    ----------
Financing activities:
  Proceeds from notes payable                        7,607,792       909,000
  Proceeds from line of credit                               -     1,232,076
  Issuance of common stock                                   -         6,500
  Payments on notes payable                           (926,749)     (462,532)
  Payments on capital lease obligations             (1,111,061)     (822,894)
  Payments on line of credit                        (1,310,984)   (1,900,980)
  Increase in restricted cash                         (200,000)            -
  Debt issue costs                                    (782,434)            -
                                                    ----------    ----------
       Net cash provided by
        (used in) financing activities               3,276,564    (1,038,836)
                                                    ----------    ----------
Net (decrease) increase in cash                       (237,733)      173,662
Cash, beginning of the period                        1,241,766     1,801,288
                                                    ----------    ----------
Cash, end of the period                            $ 1,004,033   $ 1,974,950
                                                    ==========    ==========

                                                                 (Continued)

                        CREATIVE HOST SERVICES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                (Continued)


                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                      2003          2002
                                                   -----------    ----------
Supplemental disclosures of cash
 flow information:

  Interest paid                                    $   598,939   $   390,338
                                                    ==========    ==========
  Income taxes paid                                $   587,320   $   272,122
                                                    ==========    ==========

Supplemental disclosures of non-cash
 investing and financing activities:

  Equipment acquired and financed by a capital
   lease obligation associated with the
   Sanford acquisition                             $   100,232             -
                                                    ==========    ==========
  Equipment acquired and financed by
   capital lease obligations                       $   780,135   $ 1,244,799
                                                    ==========    ==========
  Equity feature of discount on notes              $         -   $   365,966
                                                    ==========    ==========
  Warrants issued in connection with notes         $   352,599   $         -
                                                    ==========    ==========
  Common stock issued in exchange for
   services                                        $         -   $    86,450
                                                    ==========    ==========
  Assets sold by settling a contractual
   liability                                       $         -   $   250,000
                                                    ==========    ==========
  Notes payable converted to
   common stock, net                               $    69,195   $   100,000
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

                      CREATIVE HOST SERVICES, INC.

      Notes to Unaudited Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

FINANCIAL STATEMENT PREPARATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by Creative Host Services, Inc. and its wholly owned subsidiaries (the "Company") in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not necessarily include all of the information and disclosures required for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.
These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended December 31, 2002 included in the Company's annual report on Form 10-KSB and the review of the critical accounting policies identified under the caption "Critical Accounting Policies" in that report.

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

Certain amounts in the financial statements for the three and nine month periods ended September 30, 2002 have been reclassified to conform to current period presentation.

INVENTORY:

Inventory, consisting principally of foodstuffs and supplies, is valued at the lower of cost (first-in, first-out method) or market.

CAPITALIZED INTEREST:

Interest costs capitalized during the construction period of concession locations were $171,792 and $0 during the nine months ended September 30, 2003 and 2002, and $90,204 and $0 during the three months ended September 30, 2003 and 2002, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. This interpretation is still being developed and the earliest effective date for the Company will be the fourth quarter of 2003. The Company does not believe that the adoption of FASB Interpretation No. 46 will have a material impact on the Company's financial statements.

During the three month period ended September 30, 2003, there were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

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

Pro forma information regarding net income and net income per share under the fair value method as prescribed under SAFS No. 123, as amended by SFAS No. 148, is as follows:

                                     Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                  -----------------------   -------------------------
                                     2003         2002         2003          2002
                                  ----------   ----------   -----------   -----------
Net income as reported            $  425,792   $  344,269   $   583,258   $ 1,134,646
Pro forma stock-based employee
compensation expense determined
under fair value based method,
net of tax                            (7,568)     (18,810)      (70,907)      (94,998)
                                   ---------    ---------    ----------    ----------
Pro forma net income              $  418,224   $  325,459   $   512,351   $ 1,039,648
                                   =========    =========    ==========    ==========
Net income per share
  Basic - as reported             $      .05   $      .04   $       .07   $       .14
                                   =========    =========    ==========    ==========
  Diluted - as reported           $      .05   $      .04   $       .07   $       .14
                                   =========    =========    ==========    ==========
  Basic - pro forma               $      .05   $      .04   $       .06   $       .13
                                   =========    =========    ==========    ==========
  Diluted - pro forma             $      .05   $      .04   $       .06   $       .13
                                   =========    =========    ==========    ==========

3.   ACQUISITION

On January 15, 2003, the Company acquired the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida. Total consideration was approximately $1.2 million, substantially all of which was used to pay certain liabilities, transaction costs, and equipment lease obligations. The purchase price was allocated to the assets acquired based on their estimated fair values consisting of $.6 million of leasehold improvements, $.1 million of furniture and equipment, $.3 million of identifiable intangible assets which will be amortized over the life of the concession leases, and approximately $.2 million of goodwill.

The Company has not finalized the allocation of the purchase price to the aforementioned assets and therefore has made an estimate of the amount of depreciation and amortization expense for the three and nine month periods ended September 30, 2003. The estimated depreciation and amortization expense and operations of the concession locations are included in the Company's consolidated results of operations from the date of the acquisition.

4.  NOTES PAYABLE

A summary of notes payable as of September 30, 2003 and December 31, 2002 is as follows:
                                                  September 30,  December 31,
                                                     2003           2002
                                                  (Unaudited)
                                                  ------------   ------------
 Subordinated  convertible notes payable,
   interest at 9%, due quarterly, through
   December 31, 2006, (net of discount of
   $177,141 and $260,953)                         $    442,859   $    484,047
 Note payable to a bank, interest at 9%,
   due July 2004, paid January 2003                          -        633,183
 Notes payable to former shareholders, interest
   at 9%, due in monthly installments of $4,797
   through December 2003, paid January 2003                  -         54,921
 Note payable to a finance company, interest
   at 13.1%, due in monthly installments of $413
   through April 2004, paid January 2003                     -          6,025
 Note payable to a corporation, interest at 8%,
   due in monthly installments of $1,784 through
   May 2006, paid January 2003                               -         63,797
 Note payable to a finance company, interest
   at 6.9%, due in monthly installments of
   $7,317 through May 2003, paid January 2003                -         35,963
 Note payable to a finance company, interest
   at 5.75%, due in monthly installments of
   $27,476 through January 2004                        108,598              -
 Note payable to a bank, interest at 12%,
   due quarterly, through December 31, 2007          5,966,334              -
 Note payable to a bank, interest at 3.5%
   above the bank's reference rate,
   due quarterly, through December 31, 2008          1,400,000              -
                                                  ------------   ------------
                                                     7,917,791      1,277,936
 Less current maturities                               162,127              -
                                                  ------------   ------------
                                                  $  7,755,664   $  1,277,936
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

On August 20, 2002, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock. On February 6, 2003, $25,000 of the Convertible Notes were converted into 23,810 shares of the Company's common stock. On July 1, 2003, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock. At September 30, 2003, $442,859, net of unamortized discount of $177,141, is included in notes payable related to this offering.

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

The following table provides a reconciliation from the basic to the diluted net income per share for the three and nine month periods ended September 30, 2003 and 2002.

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                  -----------------------   -------------------------
                                     2003         2002         2003          2002
                                  ----------   ----------   -----------   -----------
   Numerator:
Net income for basic and
    diluted income per share      $  425,792   $  344,269    $  583,258    $1,134,646
                                   =========    =========     =========     =========

   Denominator:
   Basic:
   Weighted average common
    shares outstanding             8,110,955    7,924,613     8,124,223     7,878,060
   Diluted:
    Effect of dilutive securities -
   Warrants                           99,459        7,303        40,918         5,802
   Common stock options              153,369       92,043       120,758        52,384
                                   ---------    ---------     ---------     ---------
   Dilutive potential common
    shares                         8,363,783    8,023,959     8,285,899     7,936,246
                                   =========    =========     =========     =========
Net income per share:
   Basic                          $      .05   $      .04   $       .07   $       .14
                                   =========    =========    ==========    ==========
   Diluted                        $      .05   $      .04   $       .07   $       .14
                                   =========    =========    ==========    ==========

For the three month periods ended September 30, 2003 and 2002, options to purchase 97,500 and 127,500 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive. For the nine month periods ended September 30, 2003 and 2002, options to purchase 97,500 and 127,500 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For the three month periods ended September 30, 2003 and 2002, warrants to purchase 438,982 and 718,982 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive. For the nine month periods ended September 30, 2003 and 2002, warrants to purchase 438,982 and 718,982 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive. On September 8, 2003, 151,128 warrants to purchase common stock at $13.20 per share expired. On October 2, 2003, 162,854 warrants to purchase common stock at $8.32 per share also expired.

For the three month periods ended September 30, 2003 and 2002, notes convertible into 590,476 and 804,762 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive. For the nine month periods ended September 30, 2003 and 2002, notes convertible into 590,476 and 804,762 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

7.  INCOME TAX PROVISION

The Company's income tax provision for the three and nine month periods ended September 30, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the three and nine month periods ended September 30, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

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


9.  COMMITMENTS AND CONTINGENCIES

CONCESSIONAIRE AGREEMENTS
----------------

As of September 30, 2003, in connection with the concessionaire agreements with various airport authorities, the Company has obtained surety bond coverage in the aggregate amount of approximately $425,000 and has issued letters of credit in the aggregate amount of approximately $311,000 for the guarantee of lease payments in the event of non-performance under the agreements. The insurer may seek indemnification from the Company for any amounts paid under the bonds.
The Company held $200,000 restricted cash at September 30, 2003 as collateral for one of the letters of credit.

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


OVERVIEW

The Company commenced business in 1987 as an owner, operator and franchiser of French style cafes. The Company ceased the sale of new franchises in 1994 due to the lack of profitability of this business type. The Company entered the airport food and beverage concession market when it was awarded a concession to operate a food and beverage location, by one of the Company's franchisees, for John Wayne Airport in Orange County, California. In 1994, the Company was awarded its first multiple concession contract for the Denver International Airport. In 1996, the Company was awarded its first master concession contract to install and manage all food, beverage, news, gift and other services for the airport in Cedar Rapids, Iowa.

The Company's historical revenues had been derived from three principal sources: airport concession revenues, restaurant franchise royalties and wholesale sales from its food preparation center. These revenue categories comprised a fluctuating percentage of total revenues from year to year. The food preparation center was sold in 2001. Over the past eight years, revenues from concession operations have grown from 59% of total revenues in 1995 to nearly 100% of total revenues in 2003.

                                     -15-
<PAGE

During the first nine months of 2003, the Company was awarded eight new concession locations at four airports. In February 2003, the Company was awarded a contract for a concession location at the San Antonio International Airport in San Antonio, Texas. The contract term is for a period of 7 years and expires in May 2010. Also in February 2003, the Company was awarded a contract for a concession location at the Santa Barbara Airport in Santa Barbara, California. The contract term is for a period of three years and expires in May 2006. In September 2003, the Company was awarded a contract for four concession locations at the Tallahassee Regional Airport in Tallahassee, Florida. The contract term is for a period of ten years and expires in September 2013. Also in September 2003, the Company was awarded a contract for two new concession locations at the Newark International Airport in Newark, New Jersey. The contract term is for a period of seven years and expires in September 2010. Additionally, the Company acquired the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida in January 2003. The Company currently operates more than 140 concessions locations at 29 airports, two of which are franchised.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected items of the Company's statement of income as a percentage of total revenues.

                              Three months ended      Nine months ended
                                 September 30,          September 30,
                              ------------------      -----------------
                               2003       2002          2003      2002
                              ------     ------        ------    ------
Revenues:
Concessions                    99.9%      99.8%         99.9%     99.8%
Franchise royalties             0.1        0.2           0.1       0.2
                              -----      -----         -----     -----
Total revenues                100.0%     100.0%        100.0%    100.0%

Operating costs and
 expenses:
Cost of goods sold             25.9       27.4          26.3      26.9
Payroll and other employee
 benefits                      29.5       30.9          31.3      30.7
Occupancy                      15.8       16.1          16.4      16.1
Selling expenses                7.8        8.3           8.4       8.4
General and
 administrative expenses        5.6        5.0           4.9       5.3
Depreciation and
 amortization                   5.7        5.9           6.0       6.1
Gain on sale of assets          0.0        0.0           0.0      (0.3)
Interest expense, net           2.8        2.2           3.1       2.0
Income taxes                    2.9        0.3           1.5       0.4
                              -----      -----         -----     -----
Net income                      4.0%       3.9%          2.1%      4.4%
                              =====      =====         =====     =====

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. The Company's revenues for the three months ended September 30, 2003 were $10,805,939 compared to $9,104,194 for the three months ended September 30, 2002, an increase of $1,701,745 or 18.7%. Revenues from concession activities increased $1,707,364 ($10,797,372 as compared to $9,090,008).
Revenue increased by $1,523,422 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. Revenue at locations open during both periods increased $178,323, a 2.1% increase.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the three months ended September 30, 2003 were $9,757,350 compared to $8,532,859 for the three months ended September 30, 2002. Cost of goods sold for the three months ended September 30, 2003 was $2,794,580 compared to $2,492,435 for the three months ended September 30, 2002. As a percentage of total revenue, cost of goods sold decreased to 25.9% for the three months ended September 30, 2003 from 27.4% for the three months ended September 30, 2002. The decrease was primarily attributable to greater efficiencies through volume purchasing.

Payroll and other employee benefits increased by $367,790 to $3,183,194 for the three months ended September 30, 2003 from $2,815,404 for the three months ended September 30, 2002. Payroll and other employee benefits increased $384,911 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. General and administrative payroll and employee benefits increased $72,377, while payroll and employee benefits at locations open during both periods decreased $89,498. As a percentage of total revenue, payroll and employee benefits decreased to 29.5% for the three months ended September 30, 2003 from 30.9% for the three months ended September 30, 2002.

Occupancy expenses increased $242,558 to $1,711,843 for the three months ended September 30, 2003 from $1,469,285 for the three months ended September 30, 2002. Occupancy expenses increased $197,057 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. Occupancy expenses at locations open during both periods increased $45,501.

Selling expenses increased $86,901 to $842,523 for the three months ended September 30, 2003 from $755,622 for the three months ended September 30, 2002. As a percentage of total revenue, selling expenses decreased to 7.8% for the three months ended September 30, 2003 from 8.3% for the three months ended September 30, 2002. Selling expenses increased $97,253 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. Selling expenses decreased $10,352 at locations open during both periods.

General and administrative expenses increased to $609,784 for the three months ended September 30, 2003 from $458,937 for the three months ended September 30, 2002. As a percentage of revenue, general and administrative expenses increased to 5.6% for the three months ended September 30, 2003 from 5.0% for the three months ended September 30, 2002. General and administrative expenses increased primarily due to expenses incurred responding to new requests for proposals.

Depreciation and amortization expense increased to $615,426 for the three months ended September 30, 2003 from $541,176 for the three months ended September 30, 2002. This was due primarily to the depreciation related to new concessions.

INTEREST EXPENSE, NET. Net interest expense increased to $306,845 for the three months ended September 30, 2003 from $196,081 for the three months ended September 30, 2002. The increase is due primarily to an increase in total debt as a result of financing the acquisition of additional property, equipment and other assets.

INCOME TAXES. The Company's income tax provision for the three-month period ended September 30, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the three month period ended September 30, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

NET INCOME. Net income for the three months ended September 30, 2003 was $425,792 compared to $344,269 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. The Company's revenues for the nine months ended September 30, 2003 were $28,775,763 compared to $25,723,451 for the nine months ended September 30, 2002, an increase of $3,052,312 or 11.9%. Revenues from concession activities increased $3,054,282 ($28,739,037 as compared to $25,684,755).
Revenue increased by $3,348,260 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. This increase was offset by a decrease in revenue at locations open during both periods of $255,077 and by a decrease from operations that were sold that had $40,871 revenue for the nine months ended September 30, 2002. Revenue at the Pittsburgh location decreased $813,149 due to a decrease in US Air enplanements at that airport. Revenue at the Boston location decreased $650,466 due to construction-related closures. All concessions at the Boston location that were closed for construction re-opened in July 2003. Revenues at the remaining locations open during both periods increased $1,208,538, a 7.1% increase for the nine months ended September 30, 2003 from the nine months ended September 30, 2002.

OPERATING COSTS AND EXPENSES. Operating costs and expenses for the nine months ended September 30, 2003 were $26,880,302 compared to $24,038,254 for the nine months ended September 30, 2002. Cost of goods sold for the nine months ended September 30, 2003 were $7,560,200 compared to $6,921,070 for the nine months ended September 30, 2002. As a percentage of total revenue, cost of goods sold decreased to 26.3% for the nine months ended September 30, 2003 from 26.9% for the nine months ended September 30, 2002.

Payroll and other employee benefits increased $1,125,024 to $9,014,241 for the nine months ended September 30, 2003 from $7,889,217 for the nine months ended September 30, 2002. Payroll and other employee benefits increased $925,320 due to the opening of new locations in Newark, New Jersey beginning in May 2002,

Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. General and administrative payroll and other employee benefits increased $187,262, while payroll and other employee benefits at locations open during both periods increased $26,688. These increases were partially offset by operations that were sold that had $14,246 payroll and other employee benefits for the nine months ended September 30, 2002. As a percentage of total revenue, payroll and other employee benefits increased to 31.3% for the nine months ended September 30, 2003 from 30.7% for the nine months ended September 30, 2002. This increase was due primarily to an increase at the Pittsburgh location where decreases in staffing levels have lagged behind decreases in revenues and to an increase at the Boston location where training for new concessions occurred during the nine months ended September 30, 2003 while the locations had not yet opened.

Occupancy expenses increased $583,521 to $4,723,865 for the nine months ended September 30, 2003 from $4,140,344 for the nine months ended September 30, 2002. Occupancy expenses increased $560,574 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. Occupancy expenses increased $27,249 at locations open during both periods. These increases were partially offset by a decrease in occupancy expenses by operations that were sold that had $4,302 occupancy expenses for the nine months ended September 30, 2002.

Selling expenses increased $259,001 to $2,426,750 for the nine months ended September 30, 2003 from $2,167,749 for the nine months ended September 30, 2002. As a percentage of total revenue, selling expenses remained unchanged at 8.4% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Selling expenses increased $230,738 due to the opening of new locations in Newark, New Jersey beginning in May 2002, Sanford, Florida in January 2003, Santa Barbara, California in May 2003, Tallahassee, Florida in September 2003 and San Antonio, Texas in September 2003. Selling expenses increased $33,703 at locations open during both periods. These increases were offset by operations that were sold that had $5,440 selling expenses for the nine months ended September 30, 2002.

General and administrative expenses increased to $1,417,484 for the nine months ended September 30, 2003 from $1,362,852 for the nine months ended September 30, 2002. That increase was primarily attributable to costs associated with new concession bidding proposals. As a percentage of revenue, general and administrative expenses decreased to 4.9% for the nine months ended September 30, 2003 from 5.3% for the nine months ended September 30, 2002.

Depreciation and amortization expense increased to $1,737,762 for the nine months ended September 30, 2003 from $1,557,022 for the nine months ended September 30, 2002. This was due primarily to the depreciation related to new concessions.

INTEREST EXPENSE, NET. Net interest expense increased to $891,251 for the nine months ended September 30, 2003 from $522,038 for the nine months ended September 30, 2002. The increase is due primarily to an increase in total debt as a result of financing the acquisition of additional property, equipment and other assets.

OTHER INCOME AND EXPENSE. The $80,487 gain on the sale of assets to related party for the nine months ended September 30, 2002 resulted from the sale of assets at the Atlantic City location.

INCOME TAXES. The Company's income tax provision for the nine month period ended September 30, 2003 has been determined using the estimated annual effective tax rate applied to the Company's income reported in the financial statements. The provision for the nine month period ended September 30, 2002 has been reduced by the utilization of a portion of the deferred tax asset previously unrecognized due to a valuation allowance established against this asset.

NET INCOME. Net income for the nine months ended September 30, 2003 was $583,258 compared to $1,134,646 for the nine months ended September 30, 2002.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its capital requirements in recent years through the sale of equity and debt securities, cash flow from operations and bank debt. The Company generated $2,526,090 and $2,913,929 in cash flow from operating activities for the nine months ended September 30, 2003 and 2002, respectively. Net cash from operating activities for the nine months ended September 30, 2003 is attributable primarily to net income of $583,258, depreciation and amortization of $2,071,628, a decrease in receivables of $93,688, and an increase in accounts payable and accrued expenses of $627,652, offset by an increase in prepaid expenses, inventory and other assets of $640,067 and by a decrease in income taxes payable of $535,965.

Net cash used in investing activities was $6,040,387 for the nine months ended September 30, 2003, compared to $1,701,431 for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2003 included $4,985,194 of purchases of property and equipment and $1,075,542 for the acquisition of the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida, offset by $20,349 payments received on a note receivable from a related party.

Net cash provided by financing activities was $3,276,564 for the nine months ended September 30, 2003, compared to net cash used in financing activities of $1,038,836 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 included the issuance of debt totaling $7,607,792 offset by payments on notes payable of $926,749, payments on capital lease obligations of $1,111,061, payments on a line of credit of $1,310,984, an increase in restricted cash of $200,000 and debt issue costs of $782,434. Net cash used in financing activities for the nine months ended September 30, 2002 included payments on notes payable of $462,532, payments on a line of credit of $1,900,980 and payments on capital lease obligations of $822,894, offset by proceeds from notes payable of $909,000, proceeds from a line of credit of $1,232,076 and proceeds from the issuance of common stock of $6,500.

During the first two months of 2002, the Company raised approximately $945,000 of capital in a private placement of convertible notes and warrants. Two investors subsequently rescinded their investments because they were unwilling to sign the subordination agreement required under the terms of the private placement and the Company refunded their investment in the total amount of $100,000 in September 2002. The convertible notes are convertible into a total of 804,762 shares of common stock, and the 633,750 warrants issued entitle the warrant holders to purchase a total of 633,750 additional shares of the Company's common stock for an exercise price of $2.00 per share for a period of five years from the date of issuance. The Company terminated the offering in early March 2002. As of September 30, 2003, a total of $225,000 of convertible notes have been converted to 214,286 shares of the Company's common stock, with no warrants exercised.

In January 2003, the Company borrowed approximately $4,316,000 on its term loan facility which was used to refinance existing debt, finance the Sanford acquisition and pay fees and expenses related to the financing transaction. In connection with this transaction, the Company has a commitment for an additional $2,183,000 available for financing as well as an expansion facility, in an amount up to $5,600,000, to finance the cash purchase price for approved acquisitions, build outs of concession locations, and to provide ongoing working capital needs of the Company. As of September 30, 2003, $1,433,666 was available to the Company under the term loan and $4,200,000 was available under the expansion facility.

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

The Company anticipates capital requirements of approximately $6.2 million in fiscal 2003 to complete the construction of improvements at concession facilities that have already been awarded. This includes approximately $4.8 million in connection with new concession agreements awarded in Newark International Airport in Newark, New Jersey, Boston Logan Airport in Boston Massachusetts, Santa Barbara Airport in Santa Barbara, California, San Antonio Airport in San Antonio, Texas, Tallahassee Regional Airport in Tallahassee, Florida, the recently acquired concession location in Sanford International Airport in Sanford, Florida, an additional $1.1 million at other existing concession locations where the Company gained extensions to its lease terms and other capital expenditures of $.3 million. Approximately $4.9 million has been spent through September 30, 2003. In addition, the Company has financed equipment purchases through capital lease obligations totaling $0.8 million.

The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of the Company's capital requirements will depend upon the number of airport concession facilities that are successfully acquired.

The Company believes that the anticipated cash flow from operations combined with funds anticipated to be available from our existing credit facility and our cash balance of $1.0 million as of September 30, 2003 will be sufficient to satisfy our working capital and capital expenditure requirements for the next 12 months. Changes in our operating plans, our acquisition and growth plans, lower than anticipated sales from concession locations, our ability to meet the financial covenants of our credit facility, increased expenses or other unforeseen events may cause us to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on our business and results of operations.


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

Recent Accounting Pronouncements:

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Interpretation No. 46 provides guidance for identifying a controlling financial interest established by means other than voting interests. It requires consolidation of a variable interest entity by an enterprise that holds such a controlling financial interest. This interpretation is still being developed and the earliest effective date for the Company will be the fourth quarter of 2003. The Company does not believe that the adoption of FASB Interpretation No. 46 will have a material impact on the Company's financial statements.

During the three month period ended September 30, 2003, there were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.


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

As of September 30, 2003, the Company had available approximately $5.6 million of a total $13.0 million senior debt facility with a term loan and an expansion loan feature. Interest on the term loan is calculated at a rate of 10% per annum plus 2% per annum paid in kind (PIK) rate. Interest on the expansion facility is calculated at either a Eurodollar rate plus 3.5% or the higher of Prime plus 1% or the Fed Funds Rate plus .5% per annum. A commitment fee is charged on the unused portion of the term loan and the expansion facility at rates of 0.75% and 0.5% per annum, respectively. The maturity dates of the loans are December 31, 2007 and December 31, 2008, respectively. As of September 30, 2003, the Company has borrowed approximately $5.97 million against the term loan, and $0.1 million reserved in the form of a standby letter of credit as security for performance and compliance with certain of the Company's concession agreements. The interest on this portion of the Company's debt is calculated at a fixed rate. Additionally, the Company has $1.4 million outstanding on the expansion facility. The interest on this portion of the Company's debt is subject to fluctuations in the market. However, a 10% change in period-end interest rates or a hypothetical 100 basis point adverse move in interest rates would not have a significant negative affect on the Company's financial results.

Item 4.  Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-
Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

         32.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

         32.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


   (b) Reports on Form 8-K
       -------------------

The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

    Date of Earliest
     Event Reported            Item Nos.                  Description
    ----------------         --------------        ------------------------

    August 15, 2003          Items 7 and 12        Press Release - financial
                                                   results second quarter 2003

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: November 13, 2003                      by /s/ Sayed Ali
                                                ----------------------------
                                                Sayed Ali, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer