Form 10-K
period 2003-12-31
CREATIVE HOST SERVICES INC
filed 2004-03-30
CIK 933098

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                 FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                      Commission file number 000-22845


                        CREATIVE HOST SERVICES, INC.
                       ------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act)  [ ] Yes    [X] No

    The aggregate market value of the common equity held by non-affiliates of registrant computed by reference to the closing price at which the stock sold on June 30, 2003 as reported by Nasdaq was $8,988,293.

    The number of shares outstanding of issuer's no par value Common Stock, as of March 18, 2004 was 8,870,140.

                     DOCUMENTS INCORPORATED BY REFERENCE: None

                            TABLE OF CONTENTS

                                 PART I                             PAGE

Item  1.  Business.                                                   3

Item  2.  Properties.                                                17

Item  3.  Legal Proceedings.                                         17

Item  4.  Submission of Matters to a Vote of Security Holders.       17

                                 PART II

Item  5.  Market for Registrant's Common Equity and Related          18
           Stockholder Matters.

Item  6.  Selected Financial Data.                                   20

Item  7.  Management's Discussion and Analysis of Financial          21
           Condition and Results of Operations.

Item 7A.  Quantitative and Qualitative Disclosures about Risk.       28

Item  8.  Financial Statements and Supplementary Data.               29

Item  9.  Changes in and Disagreements with Accountants on           30
           Accounting and Financial Disclosure.

Item  9A. Controls and Procedures.                                   30

                                 PART III

Item 10.  Directors, Executive Officers of Registrant.               31

Item 11.  Executive Compensation.                                    35

Item 12.  Security Ownership of Certain Beneficial Owners and        42
           Management.

Item 13.  Certain Relationships and Related Party Transactions.      44

Item 14   Principal Accountant Fees and Services.                    45

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules, and               46
          Reports on Form 8-K.

SIGNATURES                                                           51

                                   PART I

Item 1.  Description of Business.

THE CONCESSION BUSINESS

Creative Host Services, Inc. ("Creative Host" or the "Company") is primarily engaged in the business of acquiring and operating food, beverage and other concessions at airports throughout the United States of America. The Company currently has more than 130 individual concessions located in 30 airports, two of which are franchised. The Company has concessions at the following locations: Los Angeles International Airport; Denver International Airport; Portland International Airport, and the airports in Orange County and Ontario, California; Madison and Appleton, Wisconsin; Lexington, Kentucky; Greensboro (Piedmont Triad), North Carolina; Pittsburgh and Allentown, Pennsylvania; Roanoke, Virginia; Charleston and Columbia, South Carolina; Sioux Falls, South Dakota; Cedar Rapids and Des Moines, Iowa; Baton Rouge and Shreveport, Louisiana; Midland, Texas; John F. Kennedy and Albany, New York; Boston, Massachusetts; Saginaw (MBS), Michigan; Orlando/Sanford, Florida; San Antonio, Texas and Santa Barbara, California. The airport contracts include concessions that range from a concession to operate single and multiple food and beverage outlets to a master concession to operate all food and beverage, as well as news and gift and merchandise, locations at an airport. The Company's airport concession business is complemented by in-flight catering contracts awarded by major airlines at certain airports. In-flight catering comprised approximately six percent of the Company's revenue in 2001, two percent in 2002 and two percent in 2003. The Company has in-flight catering contracts with Delta Airlines, United Airlines and numerous other smaller airline companies.

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

CAFE AND SPIRITS: If the opportunity for a master concession is not available, then the Company submit bids utilizing specific food and beverage concepts, or other service concepts depending on the nature of the concession. One such concept is "Cafe and Spirits" which features various branded and non-branded food and beverages, such as TCBY Yogurt and Creative Croissants, along with a bar, lounge and mini-library. The Company currently operates Cafe and Spirits formats at all Creative Croissants locations that serve liquor.

CREATIVE CROISSANTS-Registered Trademark- BAKERY DELI: The Company can implement its bakery/deli concept, Creative Croissants, either as a stand alone concession or as part of a food court, depending on the preference of the airport authority and the available concession category. The Company currently operates Creative Croissants at nearly every airport it services.

ATTAINING FRANCHISE RIGHTS: For larger concessions, where the airport desires branded food products, the Company attempts to secure franchise rights from nationally or regionally recognized food and beverage companies. The Company has entered into franchise agreements with (i) TCBY Yogurt to operate TCBY franchises at its Lexington, Roanoke, Columbia and Cedar Rapids concession facilities; (ii) Carl's Jr./Green Burrito to operate franchises at its two Ontario, California concession facilities; and (iii) Nathan's Hotdogs to operate franchises at various airports. The Company may in the future purchase and operate franchises from other major food or beverage franchisors to include in its bid proposals.

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

In October 2000, the Company completed the acquisition of GladCo Enterprises, Inc., an airport concessions company headquartered in Pittsburgh, Pennsylvania with annual revenues of approximately $10 million at the time of acquisition. In January 2003, the Company acquired the assets and operating leases at Sanford International Airport near Orlando, Florida with annual revenues of approximately $3 million.

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

In February 2003, the Company was awarded a contract for a concession location at the San Antonio International Airport in San Antonio, Texas. The Contract term is for a period of seven years and expires in May 2010. The Company anticipates that this contract will yield approximately $1.7 million in average annual revenues. This location became fully operational in May 2003.

In February 2003, the Company was awarded a contract for a concession location at the Santa Barbara Airport in Santa Barbara, California. The contract term is for a period of five years and expires in May 2008. This location became fully operational in September 2003 and is expected to yield approximately $900,000 in average annual revenues.

In September 2003, the Company was awarded a contract for a concession location at the Tallahassee Airport in Tallahassee, Florida. The contract term is for a period of ten years and expires in January 2014. This location became fully operational in September 2003 and is expected to yield approximately $900,000 in average annual revenues.

On November 14, 2003, the Company called for redemption of the balance of the Subordinated Convertible Notes in the amount of $550,000, which it had issued in a private placement during 2002. Pursuant to the terms of the private placement, the Company had the right to call the notes for conversion into shares of common stock, if the Company's common stock traded at or above twice the conversion price of $1.05 per common share for thirty days. Those Notes were converted into 523,809 shares of the Company's common stock and note holders were paid accrued interest through November 14, 2003.

RECENT BUSINESS DEVELOPMENTS:

On February 26, 2004, Yorkmont Five, Inc. ("Purchaser"), a California corporation and wholly-owned subsidiary of Compass Group USA Investments, LLP, a Delaware limited liability partnership ("Compass"), commenced a tender offer to purchase all of the issued and outstanding shares of Common Stock of the Company (the "Shares") at a purchase price of $3.40 per Share (the "Offer Price"), net to the seller in cash, upon the terms and subject to the conditions set forth in Purchaser's Offer to Purchase dated February 26, 2004 (the "Offer to Purchase") and in the related Letter of Transmittal (collectively with the Offer to Purchase and any amendments or supplements thereto, the "Offer"). The Offer is described in, and the Offer to Purchase is filed as Exhibit (a)(1)(A) to, a Tender Offer Statement on Schedule TO (as amended or supplemented from time to time, the "Schedule TO"), filed by Purchaser and Compass with the Securities and Exchange Commission (the "Commission") on February 26, 2004.

The Offer is being made pursuant to an Agreement and Plan of Merger dated as of February 18, 2004 (the "Merger Agreement") among Purchaser, Compass and Creative Host. The Merger agreement was filed as Exhibit (d)(1) to the Schedule TO. The Merger Agreement provides, among other things, that as soon as practicable after the purchase of the Shares pursuant to the Offer and obtaining the requisite vote of the shareholders of the Company, if required in accordance with the relevant provisions of the California General Corporation Law (the "CGCL"), Purchaser will be merged with and into the Company (the "Merger"), with the Company continuing as Purchaser. As a result, the Company will become a wholly-owned subsidiary of Compass.

The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn a number of Shares representing at least 90% of the outstanding Shares on a fully diluted basis. If more than 50% but fewer than 90% of the outstanding Shares are tendered by the scheduled expiration date of the offer, then Compass will either: (i) extend the offer for additional ten day periods (with the final expiration date no later than 90 days from the commencement date of the Offer), (ii) exercise its option to purchase shares of the Company so that Compass owns 90% of the shares following the offering pursuant to the Stock Option Agreement described below, (iii) reduce the number of Shares subject to the Offer to 49.9% of the then outstanding Shares and pursue a merger with the Company to acquire the remainder of shares, or (iv) purchase all of the Shares that have been tendered and not withdrawn and request a hearing on the fairness of the terms and conditions of the Merger pursuant to Section 25142 of the CGCL. The Offer is also conditioned upon the Company obtaining consents for the assignment of its contracts with customers that represent aggregate projected revenue for 2004 of at least $40,000,000 and that the Company not have net indebtedness (as defined in the Merger Agreement) exceeding $9,900,000 prior to the acceptance of the Shares tendered in the Offer.

At the effective time of the Merger (the "Effective Time"), each Share issued and outstanding immediately prior to the Effective Time (other than Shares held by Compass or any subsidiary of Compass, including Purchaser all of which will be cancelled, and other than Shares held by shareholders who have demanded and perfected dissenters' rights under the CGCL) will be cancelled and converted automatically into the right to receive the Offer Price, or any higher price that may be paid per Share in the Offer, without interest (the "Merger Consideration"). Shareholders who demand and properly perfect dissenters' rights under California Law will be entitled to receive, in connection with the Merger, cash for the fair value of their Shares as determined pursuant to the procedures prescribed by California Law. The Merger Agreement is summarized in
Section 12 of the Offer to Purchase.

The Merger Agreement provides that each unexpired and unexercised option (whether or not then vested or exercisable) of the Company outstanding as of the Effective Time shall be cancelled and converted solely into the right to receive at the Effective Time an amount in cash equal to the product of (A) the number of Shares subject to such option and (B) the excess, if any, of $3.40 per Share over the exercise price per Share of each such option, less any income or employment or other tax withholding required under applicable law. The Merger Agreement provides that each warrant to acquire Shares, whether or not exercisable, will be converted solely into the right to receive, upon exercise of the warrant, cash in an amount equal to the product of (Y) the number of Shares subject to the warrant and (Z) the excess, if any, of $3.40 per Share over the exercise price per Share provided in such warrant.

Simultaneously with the execution of the Merger Agreement, Compass and the Company entered into a Stock Option Agreement (the "Stock Option Agreement") pursuant to which Creative Host granted Compass an option to purchase from time to time up to that number of Shares that, when added to the number of Shares owned by Purchaser, Compass and any other subsidiary of Compass immediately following consummation of the Offer, would equal 90% of the Shares outstanding on a fully diluted basis after the exercise of the option but limited to a maximum number of 2,099,200 shares of common stock of the Company.

In addition, the Company's Chairman of the Board and President, Sayed Ali, and a significant stockholder, J. Stuart Jackson, who own a total of approximately
40.3 % of the Shares outstanding as of February 18, 2004 have entered into tender agreements pursuant to which they have agreed to tender all of their Shares, including any additional Shares they may acquire pursuant to stock options or otherwise, to Purchaser in the Offer. Mr. Ali also has agreed to vote all of the Shares that he beneficially owns in favor of the Merger and against any action that would result in a breach of the Merger Agreement, against any competing acquisition proposal, and against any action that could reasonably be expected to impede, interfere with, delay, discourage or adversely affect the Merger Agreement, the Offer or the Merger.

The initial Offer period was to expire at 12:00 Midnight, New York City time, on Thursday, March 25, 2004. On March 26, 2004, Compass announced that it had extended the offer until 12:00 Midnight, New York City time, on Thursday, April 8, 2004. Compass stated that the offer was being extended because all of the conditions to the offer, including obtaining the required aggregate amount of consents to the merger from counterparties to the Company's customer contracts, were not satisfied or waived before the initial offer period. The Company continues to make progress in obtaining the subject consents from the airport authorities and other governmental bodies and expects to receive the necessary consents. Compass also reported that, as of Midnight on March 25, 2004, approximately 94.4% of the Shares had been validly tendered and not withdrawn.

CONCESSION LOCATIONS

The following table identifies the existing airport concessions of the Company and its subsidiary as well as those which have been awarded and are expected to be in operation in 2004:

                EXISTING AND AWARDED CONCESSION LOCATIONS
                       Year Ended December 31, 2003

                                               Date               Expiration
Name/Location of         Description of        Commenced          Date of           2003
Concession               Concession            Operations         Contract          Revenue
------------------       ----------------      ------------       -----------       ----------
Denver . . . . . . . . . Food and Beverage     February 1995      November 2004     $  895,151
International. . . . . .

Los Angeles. . . . . . . Food and Beverage     June 1995          June 2005         $1,283,284
International

Portland . . . . . . . . Food and Beverage     October 1995       June 2005         $  804,996
International(1)

Madison, . . . . . . . . Food and Beverage     January 1996       January 2006      $1,482,351
Wisconsin (1)

Appleton,. . . . . . . . Food and Beverage     January 1996       January 2006      $  435,002
Wisconsin(1)

Roanoke, . . . . . . . . Food and Beverage     June 1996          June 2006         $  632,207
Virginia(1). . . . . . . Inflight Catering

Lexington, . . . . . . . Food and Beverage     July 1996          July 2006         $1,263,682
Kentucky (1) . . . . . . Inflight Catering

Allentown, . . . . . . . Food and Beverage     July 1996          July 2006         $  770,211
Pennsylvania . . . . . . Inflight Catering
                                                                  (Continued)


Columbia,. . . . . . . . Food and Beverage;    October 1996       October 2006(3)   $1,329,229
South Carolina (1) . . . Catering

Cedar Rapids,. . . . . . Master Concession;    November 1996      June 2009         $1,386,151
Iowa (1) . . . . . . . . Food and Beverage;
                         News & Gifts;
                         Specialty Stores;
                         Inflight Catering

Sioux Falls, South . . . Food and Beverage     August 1997        March 2009        $  744,224
Dakota (1) . . . . . . . Inflight Catering

Greensboro   . . . . . . Food and Beverage     December 1997      May 2008          $2,875,628
(Piedmont Triad)
North Carolina (1)

Ontario, California. . . Food and Beverage     September 1998     September 2008    $1,795,532

Midland, Texas (1) . . . Food and Beverage     January 1999       September 2012    $  812,401

Shreveport,. . . . . . . Food and Beverage     May 1999           November 2006     $  472,937
Louisiana (1)

Baton Rouge (1). . . . . Food and Beverage     July 1999          December 2015     $  682,118

Charleston, (1)    . . . Food and Beverage     July 2000          January 2011      $2,062,617
South Carolina

Orlando/Sanford. . . . . Food and Beverage     January 2003       January 2014      $2,753,311
Sanford, Florida

San Antonio, Texas . . . Food and Beverage     February 2003      May 2010          $  286,964(6)

Santa Barbara,. . .. . . Food and Beverage     May 2003           May 2008          $  582,166(7)
California

Tallahassee,. . .. . . . Food and Beverage     Sept 2003          Jan 2014          $  262,676(8)
Florida

Franchises:
----------

Orange County. . . . . . Food and Beverage     September 1990     June 2004         Franchise

John F. Kennedy. . . . . Food and Beverage     October 1999       May 2008(4)       Licensee
International

GladCo Enterprises, Inc. Locations:
----------------------------------
Pittsburgh,. . . . . . . Food and Beverage     October 1992       October 2006      $5,592,687

Albany,. . . . . . . . . Food and Beverage     February 1995      February 2008     $2,068,894
New York

Freeland (MBS) . . . . . Food and Beverage     May 1996           May 2006          $  795,460
Michigan

Des Moines,. . . . . . . Food and Beverage     July 1997          March 2012(2)     $2,345,385
Iowa

Newark,. . . . . . . . . Food and Beverage     October 2001       July 2010         $2,530,721
New Jersey

Boston,. . . . . . . . . Food and Beverage     November 2001      Dec. 2008(2)(5)   $2,689,147
Massachusetts

San Francisco. . . . . . Food and Beverage     September 2004     September 2014    $6,000,000*
-----------------------

* Estimated annual revenues when fully operational.

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

(6) This location became fully operational in May 2003 and it is anticipated that it will produce average annual revenues of approximately $1.7 million.

(7) This location became fully operational in September 2003. It is anticipated that it will yield average annual revenues of approximately $900,000.

(8) This location became fully operational in September 2003. It is anticipated that it will yield average annual revenues of approximately $900,000.

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

The Company expects its revenues from franchising (approximately 0.1% of total revenues for the year ended December 31, 2003) to remain unchanged or decline over time as it concentrates on expanding its concession business and establishing facilities owned directly by the Company at airports, other captive audiences and other public venues. If the Company is able to establish a greater national brand name presence, through its airport and other concession business, then it may devote some resources to the development of the franchising segment of its business. In the meantime, the Company may continue to sell franchises in special situations when a franchise would be more advantageous to its business than a Company owned facility, when financing is not otherwise available, or generally in situations that do not involve concession contracts.

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

DISTRIBUTION

The Company relies on Sysco Corporation as its primary distributor for foodservice products to its customer locations. The Company's agreement with Sysco provides for customer service, delivery service and information services to be provided by Sysco. The Company's annual purchase volume from Sysco is approximately $5,900,000.

COMPETITION

The concession industry is extremely competitive and there are numerous competitors with greater resources and more experience than the Company has. The dominant competitors in the airport concession market are HMS Host and CA One Services, Inc., which have been serving the airport concession market for decades. HMS Host and CA One Services both have established a marketing strategy of offering comprehensive concession services to airport authorities in which they submit a bid on an entire airport or terminal complex. They generally operate large airport master concessions with annual sales in excess of $2.2 million.

Other formidable competitors in the concession business, especially food and beverage, include Service America Corporation, Anton Food, Concession International and Air Host, Inc.

The Company is primarily focusing initially on smaller airport concessions where competition from large competitors is less intense. However, there are a limited number of concession opportunities domestically. If the Company achieves greater penetration in regional airports, it will be required to enter into larger domestic airports or other venues to sustain its growth. Entry into larger domestic airports will necessarily involve direct competition with both HMS Host and CA One Services.

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

The Federal Aviation Administration requires airports receiving federal funds to award contracts for concession facilities producing at least 10% of total airport concession revenue to certain designated categories of entities that qualify as Disadvantaged Business Enterprises. The federal requirements do not specify the nature or manner in which the disadvantaged business must participate. Historically, companies in the industry have relied on hiring disadvantaged business employees, purchasing provisions from disadvantaged business suppliers, contracting for services from disadvantage businesses or subcontracting a portion of the concession to a disadvantaged business in order to meet this requirement. When the Company first entered the airport concession business, its Common Stock was owned entirely by the Company's President, Mr. Sayed Ali. As a result, the Company qualified as a disadvantaged business enterprise. The Company's status as a disadvantaged business enterprise assisted it in securing concession awards with several airports, and some of our concession agreements specify that we will retain our disadvantaged business status. As a result of the Company's initial public offering and subsequent issuances of stock, Mr. Ali's ownership in our common stock is now approximately 11.5%. The Company has succeeded in securing airport concession contracts at eight additional locations since its initial public offering, although it is not aware of the extent to which its disadvantaged business status, or lack thereof, was a factor in the airport authorities' decisions to award the Company such contracts. The Company will have to address the issue on an airport by airport basis. If necessary, it will comply with a particular airport's request for additional disadvantaged business participation through the industry practice of hiring or contracting with other disadvantaged businesses. The Company believes that it will retain its existing locations and can continue to secure new concessions on the basis of the products and services it offers and its industry reputation. To the extent its historic rate of success in securing airport concessions is attributable to its clear status as a disadvantaged business, the Company's growth rate may decline.

                                     -15

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


EMPLOYEES

As of December 31, 2003, the Company and its subsidiaries had over 795 employees, including 18 in administration. As the Company expands and opens more concessions, it anticipates hiring additional personnel including administrative personnel commensurate with growth. The Company has never had a collective bargaining agreement with its employees and it is not aware of any material labor disputes.


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


TRADEMARKS

The Company presently has one registered trademark with the United States Patent and Trademark Office on the Principal Register, registered as "Creative Croissants" (Registered Trademark). As its business develops, the Company plans to continue to develop merchandising of trademark products, such as clothing, drinking bottles, mugs and other similar products, utilizing its service marks and trademarks in order to generate additional revenues. The Company's policy is to pursue registrations of its marks wherever possible. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to the trademarks that would prevent it from using those trademarks in its business.

Item 2.  Description of Property.

The Company's executive offices are located in a 3,903 square foot facility at 16955 Via Del Campo, Suite 110, San Diego, California. The combined facility is covered by a five-year lease terminating March 31, 2007 with monthly payments of $7,037 plus common area maintenance charges.


Item 3.  Legal Proceedings.

The Company is not subject to any material legal proceedings that require disclosure. The Company is subject from time to time to legal claims in the ordinary course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 14, 2003, the Company held its Annual Meeting of Stockholders in San Diego, California. At that meeting, the following persons were elected as directors of the Company to serve until the next Annual Meeting or until his or her successor has been duly elected and qualified: Sayed Ali, John P. Donohue, Jr., Booker T. Graves, Charles B. Radloff and Barbara A. Butler. With the exception of Ms. Butler, who was a new nominee, all of the directors previously served on the Board and will continue on after being elected for another term. At that meeting the stockholders also ratified the Audit Committee's selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ended December 31, 2003.

Set forth below is a tabulation of the votes on each of the matters voted upon at the Annual Meeting:

Proposal #1- Election of Directors.

    Nominee                      For         Withheld      Broker Non-votes
    -------                    ---------     ---------     ----------------
    Sayed Ali                  6,965,261       750,000              -
    John P. Donohue, Jr.       5,041,569     2,673,746              -
    Booker T. Graves           6,979,868       735,447              -
    Charles B. Radloff         5,042,269     2,673,046              -
    Barbara A. Butler          6,978,568       736,747              -


Proposal #2- Ratification of selection of Deloitte & Touche LLP as the
             Company's Independent auditors for the Fiscal Year ended December 31, 2003.

                                 For          Against         Abstain
                               ---------     ---------        -------
                               7,680,796        34,519              -

                                PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The Company's Common Stock trades on the Small-Cap Market tier of The Nasdaq Stock Market, Inc. ("NASDAQ") under the symbol CHST. The following table sets forth the range of high and low sales prices for Creative Host's Common Stock for each full quarterly period for the fiscal years ended December 31, 2003 and 2002, as reported by NASDAQ.

       Year       PERIOD                           High      Low
       ----    -------------                      ------    ------

       2003    First Quarter                     $ 1.96     $ 1.70
               Second Quarter                      2.10       1.65
               Third Quarter                       2.35       1.89
               Fourth Quarter                      2.52       2.12

       2002    First Quarter                     $ 1.34     $ 0.97
               Second Quarter                      1.87       1.28
               Third Quarter                       2.24       1.31
               Fourth Quarter                      2.04       1.55

HOLDERS

The number of record holders of the Common Stock was approximately 120 on March 18, 2004. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that there are a significant number of beneficial owners of its Common Stock whose shares are held as such in "street name." The Company believes that the number of beneficial owners of its Common Stock held by others in nominee names exceeds 1,150 in number.


DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the future. Instead, the Company intends to retain future earnings, if any, to fund the development and growth of its business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

                   Equity Compensation Plan Information


Plan Category        Number of       Weighted-average    Number of securities
                    securities to     exercise price     remaining available
                      be issued       of outstanding     for future issuance
                    upon exercise        options,           under equity
                    of outstanding     warrants and      compensation plans
                       options,           rights            (excluding
                     warrants and                           securities
                       rights                               reflected in
                                                             column (a))
-----------------------------------------------------------------------------
                         (a)                (b)                 (c)
-----------------------------------------------------------------------------
Equity compensation
plans approved by
security holders       535,500            $ 2.14               124,500
-----------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders      None               N/A                 None
-----------------------------------------------------------------------------

     Total             535,500            $ 2.14               124,500
-----------------------------------------------------------------------------



Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

During the period covered by this report the Company did not have any sales of its equity securities that were not registered under the Securities Act other than those previously disclosed in its previous periodic filings.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods indicated, selected consolidated financial data that has been derived from the Company's audited Consolidated Financial Statements. The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     2003         2002         2001        2000         1999
                                  ------------ ----------- -------------  ----------- -----------
REVENUES:
  Concessions . . . . . . . . .. . $39,636,699  $34,567,766  $30,705,212  $23,677,915 $18,106,541
  Franchise royalties . . . . .. .      48,138       47,688       40,639       47,944      70,410
                                   -----------  -----------  -----------  ----------- -----------
          Total revenues. . . .. .  39,684,837   34,615,454   30,745,851   23,725,859  18,176,951
                                   -----------  ------------ -----------  ----------- -----------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold. . . . . .. .  10,473,120    9,319,742    8,716,551    7,368,000   5,764,769
  Payroll and other employee
    Benefits. . . . . . . . . . .   12,247,185   10,582,413    9,770,592    7,575,967   5,913,200
  Occupancy . . . . . . . . . . .    6,529,846    5,576,710    4,917,855    3,563,886   2,836,432
  Selling expenses.. . . . . . . .   3,325,716    2,899,824    2,559,984    1,867,614   1,553,828
  General and administrative.. . .   2,058,002    2,207,330    1,467,005    1,193,264     646,082
  Depreciation and amortization. .   2,558,659    2,108,582    2,054,693    1,327,270   1,053,005
                                   -----------  -----------  -----------  ----------- -----------
    Total operating costs and       37,192,528   32,694,601   29,486,680   22,896,001  17,767,31
         expenses                  -----------  -----------  -----------  ----------- -----------
INCOME FROM OPERATIONS . . . . . .   2,492,309    1,920,853    1,259,171      829,858     409,635
                                   -----------  -----------  -----------  ----------- -----------
OTHER INCOME/EXPENSE:
  Gain on sale of assets to a
    related party. . . . . . . . .           -      (80,487)           -            -           -
  Gain on extinguishment of
   convertible debt . . . . . . . .          -            -     (128,261)           -           -
  Loss on sale of assets. . . . . .          -            -      130,725            -           -
  Interest expense, net. . . . . .   1,426,159      675,054      692,199      882,906     977,612
                                   -----------  -----------  -----------  ----------- -----------
INCOME BEFORE INCOME TAXES           1,066,150    1,326,286      564,508      (68,328)   (567,977)

PROVISION (BENEFIT) FOR INCOME
  TAXES                                443,450       68,481      (21,753)           -      11,781
                                   -----------  -----------  -----------  ----------- -----------

  NET INCOME (LOSS). . . . . . . . $   622,700  $ 1,257,805  $   586,261  $  (68,328) $ (579,977)
                                   ===========  ===========  ==========   =========== ===========
NET INCOME (LOSS) PER SHARE -

    Basic . . . . . . . . .. .     $      0.08  $       0.16  $     0.08  $     (0.01) $    (0.18)
                                   ===========  ============  ==========  =========== ===========
    Diluted . . . . . . . . . ..   $      0.07  $       0.16  $     0.08  $     (0.01) $    (0.18)
                                   ===========  ============  ==========  =========== ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING -
  Basic . . . . . . . . . . . ..     8,214,977      7,913,223  7,386,478    5,587,953   3,295,843
                                  ============    ===========  =========  =========== ===========
  Diluted . . . . . . . . . . ..     8,441,631      7,987,819  7,413,411    5,887,953   3,295,843
                                  ============   ============  =========  =========== ===========

BALANCE SHEET DATA (at end
  of period)
Total cash . . . . . . . . . . ..  $ 1,452,643   $ 1,241,766 $ 1,801,288  $ 1,713,054 $   190,023
Total assets. . . . . . . . . . .  $32,351,073   $25,727,397 $23,661,700  $23,257,297 $13,683,729
Total liabilities. . . . . . . . . $13,203,835   $ 7,977,435 $ 7,424,201  $ 7,669,859 $ 7,279,034
Stockholders' equity. . . . . . .  $19,147,238   $17,749,962 $16,022,502  $15,587,438 $ 6,404,695


Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


FORWARD-LOOKING STATEMENTS AND PROJECTIONS

The Private Securities Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements in this report, and other reports issued by the Company, that are not strictly historical in nature are forward-looking statements. The words "estimate," "project," "anticipate" and similar expressions are often included in forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to anticipated trends in revenues, plans for future expansion and other business development activities, acquisition of new concessions and other capital spending, potential financing sources, the effects of regulation and competition, and the ability to increase net income and cash flow. Such forward-looking information involves numerous risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to additional capital necessary to complete construction of capital improvements awarded under existing and future concession agreements, possible early termination of concession contracts, possible delay in the commencement of concession operations at newly awarded concession facilities, the need and ability to attract and retain qualified management, governmental regulatory requirements including applications for licenses and approvals under applicable jurisdictional laws and regulations, the terms and conditions of any potential merger or acquisition of the Company, the volatility of the Company's stock price and of securities markets in general, domestic and international economic conditions, debt service (including sensitivity to fluctuations in interest rates), the impact of terrorism and war on tourism and airline travel, and other factors discussed herein.


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

In 1996, the Company was awarded its first master concession contract to install and manage all food, beverage, news, gift and other services for the airport in Cedar Rapids, Iowa. The Company currently operates more than 130 concession locations at 30 airports, two of which are franchised.

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

The Company had a working capital deficit at December 31, 2003 of $1,634,903 compared to a working capital deficit of $1,336,305 at December 31, 2002. Capital improvement costs incurred to meet the requirements of new airport concession contracts and the retirement of debt have placed demands on the Company's working capital. During the fiscal year ended December 31, 2003, the Company borrowed $9,591,458 by issuing notes and financed $1,436,555 of equipment purchases with capital lease obligations at an average interest rate of approximately 8.6% per annum. During the fiscal year ended December 31, 2002, the Company raised $250,000 in capital through the sale of assets, borrowed $845,000 by issuing convertible notes and financed $1,244,799 of equipment purchases with capital lease obligations at an average interest rate of approximately 8.7% per annum.

The Company will have capital requirements as new agreements are secured in 2004 to finance the acquisition or construction of new airport concessions, restaurants and other concession related businesses such as news and gifts, specialty, in-flight catering and other services.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Note 1 to the consolidated financial statements for the year ended December 31, 2003, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a review of the more critical accounting policies and methods used by the Company.

Revenue Recognition:

The Company records concession revenues as the sales are made and it records revenues from in-flight catering upon delivery. Royalties from franchise concession locations are recorded as revenue when earned.

Goodwill:

In connection with the Company's acquisitions which were accounted for under the purchase method of accounting, the Company recorded goodwill. Until the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company amortized goodwill using the straight-line method over its estimated useful life of twenty years. Under SFAS 142, goodwill is tested for impairment at least annually to determine whether the carrying value of goodwill exceeds its implied fair value. The fair value of a reporting unit is based on discounted projected cash flow but the Company also considers factors such as market capitalization and comparable industry price multiples. The Company employs cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of the Company's reporting units. Actual results may differ from these estimates under different assumptions or conditions.


Income Taxes:

The provision for income taxes is based on the income reported in the financial statements. The Company recognizes deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The Company will reduce deferred tax assets by a valuation allowance when, in its opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the income realized during 2001 and 2002 and other considerations, management's expectation was that these assets would in fact be realized and in 2002 reversed the valuation allowance accordingly. The effective tax rate of 5% in 2002 reflects the reversal of the Company's valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

These accounting policies are applied consistently for all years presented.

RESULTS OF OPERATIONS

The following table sets forth for the period indicated selected items of the Company's statement of operations as a percentage of total revenues.

                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                             2003       2002      2001
                                            ------     ------    ------
Revenues:
  Concessions                                99.9%      99.9%     99.9%
  Franchise royalties                         0.1        0.1       0.1
                                            ------     ------    ------
  Total revenues                            100.0%     100.0%    100.0%

Operating Costs and Expenses:
  Cost of goods sold                         26.4       26.9      28.4
  Payroll and employee benefits              30.8       30.4      31.7
  Occupancy                                  16.5       15.7      15.5
  Selling expenses                            8.4        8.9       9.0
  General and administrative expenses         5.2        6.4       4.6
  Depreciation and amortization               6.4        6.1       6.7
  (Gain) loss on sale of assets                 -       (0.2)      0.4
  Interest expense, net                       3.6        2.0       2.3
  Provision (benefit) for income taxes        1.1        0.2      (0.1)
  Gain on extinguishment of debt                -          -      (0.4)
                                            ------     ------    ------
  Net income                                  1.6%       3.6%      1.9%
                                            ======     ======    ======


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

The following table summarizes the material causes of changes in certain revenue and expense categories from 2002 to 2003 expressed in terms of percentage increases or decreases. Decreases are shown in brackets. The column "Same Stores" includes the effects from locations that were open for a full year in 2003, 2002 and 2001. The column "New Stores" includes the effects from new locations that were not operating for a full year in either 2003, 2002 or 2001. The column "Stores Sold" includes the effects from locations that did not operate for a full year during either 2003, 2002 or 2001 due to the sale of those locations. The column "Admin" includes the effect of expenses associated with the administration of the Company.

                          Same     New      Stores
                         Stores   Stores     Sold     Admin    Total
                         ------   ------    ------    ------   ------
Total revenues             2.3%    12.4%    (0.1)%        -     14.6%
Cost of goods sold         0.7%    11.8%    (0.1)%        -     12.4%
Payroll and other
 employee benefits         0.6%    12.8%    (0.1)%      2.5%    15.8%
Occupancy                  2.5%    14.7%    (0.1)%        -     17.1%
Selling expenses           0.7%    14.2%    (0.2)%        -     14.7%
General and
 administrative expenses     -        -        -       (6.8)%   (6.8)%
Depreciation and
 amortization              0.9%    19.5%    (0.1)%      1.0%    21.3%

The effects of new stores shown in the table above include Santa Barbara which commenced operations in May 2003, Sanford which commenced operations in January 2003, Tallahassee which commenced operations in September 2003, Newark which commenced operations in May 2002, San Antonio which commenced operations in September 2003 and Logan which commenced operations in November 2001. The effects of locations sold shown in the table above include Atlantic City which was sold to a related party in January 2002. The increase in administrative payroll and other employee benefits was due primarily to an increase in the number of administrative staff, including a purchasing manager and the Chief Financial Officer.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

The following table summarizes the material causes of changes in certain revenue and expense categories from 2001 to 2002 expressed in terms of percentage increases or decreases. Decreases are shown in brackets. The column "Same Stores" includes the effects from locations that were open for a full year in both 2001 and 2002. The column "New Stores" includes the effects from new locations that were not operating for a full year in either 2001 or 2002. The column "Stores Sold" includes the effects from locations that did not operate for a full year during either 2001 or 2002 due to the sale of those locations. The column "Admin" includes the effect of expenses associated with the administration of the Company.

                          Same     New      Stores
                         Stores   Stores     Sold     Admin    Total
                         ------   ------    ------    ------   ------
Total revenues             2.1%    15.3%    (4.9)%        -     12.5%
Cost of goods sold        (2.0)%   13.7%    (4.8)%        -      6.9%
Payroll and other
 employee benefits        (0.9)%   13.3%    (4.2)%      0.1%     8.3%
Occupancy                  3.2%    14.5%    (4.3)%        -     13.4%
Selling expenses           6.1%    13.0%    (5.8)%        -     13.3%
General and
 administrative expenses     -        -        -       50.5%    50.5%
Depreciation and
 amortization             10.1%     7.2%    (4.2)%    (10.5)%    2.6%


The effects of new stores shown in the table above include Newark which commenced operations in May 2002 and Logan which commenced operations in November 2001. The effects of locations sold shown in the table above include Atlantic City which was sold to a related party in January 2002, the commercial bakery which was sold in February 2001, Asheville which was sold in August 2001 and a location in Denver which was sold in August 2001. Cost of goods sold did not increase as much as total revenues due to the continuing efficiencies realized from the consolidation of purchasing with a major supplier. The increase in general and administrative expenses is related to the write-off of approximately $204,000 of costs and other related professional fees associated with a financing transaction that the Company terminated in order to establish a more favorable credit facility. In addition, the Company reserved approximately $120,000 related to receivables for two major airlines under bankruptcy protection.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the material historical sources and uses of cash expressed in terms of percentages of the total for each year.

                                                          Year Ended December 31,
                                                2003               2002               2001
                                         -----------------  -----------------  -----------------
Sources of cash
  Operating activities                          26.4%              54.2%              33.6%
  Debt proceeds                                 73.4%              45.3%              60.0%
  Other                                          0.2%               0.5%               6.4%
                                               -----              -----              -----
          Total sources                        100.0%             100.0%             100.0%
                                               =====              =====              =====

Uses of cash
  Purchases of property and equipment           44.4%              36.1%              47.6%
  Acquisition                                    8.4%                 -                  -
  Debt costs and payments                       47.2%              62.7%              49.4%
  Other                                            -                1.2%               3.0%
                                               -----              -----              -----
          Total uses                           100.0%             100.0%             100.0%
                                               =====              =====              =====

The Company generally commits to expend a negotiated amount for capital improvements to newly awarded concession facilities. In addition, the Company is responsible for acquiring equipment necessary to conduct its operations. As a result, the Company incurs substantial costs for capital improvements at the commencement of a concession term. Generally, the term of the concession grant is for a period of 10 years, providing the Company with an opportunity to recover its capital expenditures. Substantially all of the Company's concession locations have been obtained in the past six years, which has resulted in significant capital needs. As a result, the Company has been required to seek capital, and to apply capital from operations, for leasehold improvements at newly awarded concession locations. The Company intends to continue to bid for concession locations. Cash flows from operations may not be sufficient to finance new acquisitions at the level of growth experienced over the past three years. Accordingly, to the extent the Company is successful in securing new concession contracts, the Company will continue to need additional capital, beyond cash flow from operations, to finance the construction of new capital improvements.

The Company anticipates capital requirements of approximately $4.7 million in fiscal 2004 to complete the construction of improvements at concession facilities that have already been awarded. This includes approximately $4.2 million in connection with new concession agreements awarded in San Francisco International Airport in San Francisco, California, Newark International Airport in Newark, New Jersey and Tallahassee Regional Airport in Tallahassee, Florida, and an additional $0.5 million at other existing concession locations. The Company is continually evaluating other airport concession opportunities, including submitting bid proposals and acquiring existing concession owners and operators. The level of the Company's capital requirements will depend upon the number of airport concession facilities that are successfully acquired.

The Company believes that the anticipated cash flow from operations combined with approximately $5.1 million available from its existing credit facility and its cash balance of $1.4 million as of December 31, 2003 will be sufficient to satisfy its working capital and capital expenditure requirements for the next twelve months. Changes in the Company's operating plans, its acquisition and growth plans, lower than anticipated sales from concession locations, its ability to meet the financial covenants of its credit facility, increased expenses or other unforeseen events may cause the Company to seek additional or alternative financing sooner than anticipated. Additional or alternative financing may not be available on acceptable terms or at all. Failure to obtain additional or alternative financing as needed could have a material adverse effect on the Company's business and results of operations.


The following table summarizes the Company's contractual obligations at December 31, 2003.

                                                              Payments Due by Period
--------------------------------------------------------------------------------------------------
Contractual Obligations                            Less than     1 to                      After
                                        Total       one year    3 years     4 to 5 years   5 years
----------------------------------  ------------  -----------  -----------  ------------  ----------
Long-term debt                      $  7,943,679  $   853,185  $ 4,328,634  $  2,761,860  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Employment Contract - Mr. Ali       $  1,250,000  $   275,000  $   625,000  $    350,000  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Employment Contract - Mr. Coccoli   $    315,322  $   180,000  $   135,322  $          -  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Employment Contract - Ms. Vakharia  $    228,226  $   110,254  $   117,972  $          -  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Capital Lease Obligations           $  2,288,232  $ 1,207,702  $   753,953  $    326,577  $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Operating Leases                    $ 21,147,186  $ 3,685,623  $ 6,765,419  $  5,317,738  $5,378,406
----------------------------------  ------------  -----------  -----------  ------------  ----------
Midterm Refurbishments              $    500,000  $   500,000  $         -  $        -    $        -
----------------------------------  ------------  -----------  -----------  ------------  ----------
Total Contractual Cash Obligations  $ 33,672,645  $ 6,811,764  $12,726,300  $  8,756,175  $5,378,406
----------------------------------  ------------  -----------  -----------  ------------  ----------

The operating leases for the facilities, the capital leases on the equipment and the employment contracts are operating costs and are expected to be paid with cash generated from operations. The repayment of principal on the long-term debt will be paid either by cash generated from operations or refinanced at or before maturity. In 2003, the cash generated from operating activities totaled $3,450,353, which is in excess of the amount of the long-term debt repayment due in 2004.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued revised FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities". This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or is entitled to receive the majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after February 1, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to the first interim period ending after March 15, 2004. The Company is evaluating the impact this interpretation will have on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $5.6 million expansion facility (the "Credit Facility"). The balance outstanding at December 31, 2003 under the Credit Facility was $516,334. Borrowings under the Credit Facility bear interest at a variable rate based on the bank's reference rate plus 3.5%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in the Company's filings with the Securities and Exchange Commission.

Item 8. Financial Statements



                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORTS                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets                                            F-3
  Consolidated Statements of Operations                                  F-4
  Consolidated Statements of Shareholders' Equity                        F-5
  Consolidated Statements of Cash Flows                                  F-6
  Notes to Consolidated Financial Statements                             F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Creative Host Services, Inc.

We have audited the accompanying consolidated balance sheets of Creative Host Services, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Creative Host Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 30, 2004

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Creative Host Services, Inc. and Subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                       /s/ Stonefield Josephson, Inc.
                           CERTIFIED PUBLIC ACCOUNTANTS

                           Santa Monica, California
                           March 15, 2002

           CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

ASSETS                                                                December 31,
                                                                      -----------
CURRENT ASSETS:                                                   2003              2002
                                                                  ----              ----
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .      $  1,452,643      $  1,241,766
  Receivables, net of allowance of $210,818 and
    $153,694, respectively . . . . . . . . . . . . . .            375,342           401,959
  Current maturities of note receivable from related party          9,632            30,000
  Inventory . . . . . . . . . . . . . . . . . . . . . .           668,933           554,529
  Prepaid expenses and other current assets . . . . . .           587,994           295,579
  Deferred income taxes . . . . . . . . . . . . . . . .           140,262           145,429
                                                            -------------     -------------
          Total current assets. . . . . . . . . . . . .         3,234,806         2,669,262

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization . . . . . . . . . . . .        22,287,970        17,073,751


DEPOSITS . . . . . . . . . . . . . . . . . . . . . . .            134,392           165,006
NOTE RECEIVABLE FROM RELATED PARTY, LESS CURRENT MATURITES              -             6,433
GOODWILL  . . .. . . . . . . . . . . . . . . . . . . .          4,493,119         4,303,119
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .          1,635,795           824,912
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .           564,991           684,914
                                                             ------------      ------------
          Total other assets. . . . . . . . . . . . . .         6,828,297         5,984,384
                                                             ------------      ------------
                                                             $ 32,351,073      $ 25,727,397
                                                             ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . .  . . . . . . .      $  1,365,358      $    813,078
  Accrued expenses . . . . . . . . . . . . . . . . .  .         1,330,577         1,356,068
  Current maturities of notes payable. . . . . . . . . .          853,185                 -
  Current maturities of capital lease obligations. . . .        1,207,702         1,174,395
  Deferred revenue . . . . . . . . . . . . . . . . . .             15,678            15,950
  Income taxes payable. . . . . . . . . . . . . . . . .            97,209           646,076
                                                             ------------      ------------
          Total current liabilities . . . . . . . . . .         4,869,709         4,005,567

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . .         163,102           162,898

LINE OF CREDIT . . . . . . . . . . . . . . . . . . . . .                -         1,310,984

NOTES PAYABLE, less current maturities . . . . . . . . .        7,090,494         1,277,936

CAPITAL LEASE OBLIGATIONS, less current maturities . . .        1,080,530         1,220,050
                                                             ------------      ------------
          Total liabilities . . . . . . . . . . . . . .        13,203,835         7,977,435

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock; no par value, 2,000,000 shares
    authorized, no shares issued or outstanding  . . . .                -                 -
  Common stock; no par value, 20,000,000 shares
    authorized, 8,715,734 and 8,006,210 shares issued and      17,581,567        17,159,590
     outstanding at December 31, 2003 and 2002, respectively
  Additional paid-in capital  . . . . . . . . . . . . .         1,597,675         1,245,076
  Accumulated deficit . . . .. . . . . . . . . . . . .            (32,004)         (654,704)
                                                             ------------      ------------
          Total shareholders' equity. . . . . . . . . .        19,147,238        17,749,962
                                                             ------------      ------------
                                                             $ 32,351,073      $ 25,727,397
                                                             ============      ============

               See notes to consolidated financial statements.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                          -------------------------------------------------------
                                                  2003               2002              2001
                                          -----------------  -----------------  -----------------
REVENUES:
  Concessions . . . . . . . . . . . . . .    $ 39,636,699       $ 34,567,766       $ 30,705,212
  Franchise royalties . . . . . . . . . .          48,138             47,688             40,639
                                             ------------       ------------       ------------
          Total revenues. . . . . . . . .      39,684,837         34,615,454         30,745,851
                                             ------------       ------------       ------------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold. . . . . . . . . . .      10,473,120          9,319,742          8,716,551
  Payroll and other employee benefits . .      12,247,185         10,582,413          9,770,592
  Occupancy . . . . . . . . . . . . . . .       6,529,846          5,576,710          4,917,855
  Selling expenses. . . . . . . . . . . .       3,325,716          2,899,824          2,559,984
  General and administrative. . . . . . .       2,058,002          2,207,330          1,467,005
  Depreciation and amortization . . . . .       2,558,659          2,108,582          2,054,693
                                             ------------       ------------       ------------
    Total operating costs and expenses. .      37,192,528         32,694,601         29,486,680
                                             ------------       ------------       ------------
INCOME FROM OPERATIONS. . . . . . . . . .       2,492,309          1,920,853          1,259,171
                                             ------------       ------------       ------------
OTHER INCOME/EXPENSE:
  Gain on sale of assets to a related party             -            (80,487)                 -
  Gain on extinguishment of convertible
   debt . . . . . . . . . . . . . . . . . .             -                  -           (128,261)
  Loss on sale of assets. . . . . . . . . .             -                  -            130,725
  Interest expense, net of capitalized
   interest of $190,968, $54,878 and  $0,
    respectively . . . . . . . . . . . . .      1,426,159            675,054            692,199
                                             ------------       ------------       ------------
  Total other expense . . . . . . . . . . .     1,426,159            594,567            694,663
                                             ------------       ------------       ------------
INCOME BEFORE INCOME TAXES. . . . . . . . .     1,066,150          1,326,286            564,508

PROVISION (BENEFIT) FOR INCOME TAXES. . . .       443,450             68,481            (21,753)
                                             ------------       ------------       ------------

NET INCOME . . . . . . . . . . . . . . .     $    622,700       $  1,257,805       $    586,261
                                             ============       ============       ============
NET INCOME PER SHARE -

    Basic . . . . . . . . . . . . . . . .    $       0.08       $       0.16       $       0.08
                                             ============       ============       ============
    Diluted . . . . . . . . . . . . . . .    $       0.07       $       0.16       $       0.08
                                             ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING -
  Basic . . . . . . . . . . . . . . . . .       8,218,043          7,913,223          7,386,478
                                             ============       ============       ============
  Diluted . . . . . . . . . . . . . . . .       8,438,978          7,987,819          7,413,411
                                             ============       ============       ============

                See notes to consolidated financial statements.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Additional                     Total
                                 Common stock            paid-in      Accumulated   shareholders'
                              Shares       Amount        capital        deficit        equity
                             ---------   ----------    -----------     -----------  -----------
Balance at
January 1, 2001              6,444,515   $15,707,095   $ 1,736,113    $(2,498,770)  $ 14,944,438

Conversion of convertible
debt                         1,345,003     1,193,642                                   1,193,642

Common stock issued
for services                    39,000        38,030                                     38,030

Retire discount on debt
converted to common stock                                 (179,753)                    (179,753)

Retire balance of
beneficial conversion
feature issued in
connection with financing                                 (677,249)                    (677,249)

Purchase common stock on
open market                    (22,500)      (25,867)                                   (25,867)

Net income                                                                586,261        586,261
                             ---------    ----------   ------------   -----------    -----------
Balance at
December 31, 2001            7,806,018    16,912,900       879,111     (1,912,509)    15,879,502

Common stock issued
for services                    65,010        86,750                                      86,750

Exercise of stock options       10,000        10,500                                      10,500

Conversion of convertible
debt, net                       95,238        69,191                                      69,191

Beneficial conversion
feature of convertible notes                               201,191                       201 191

Warrants issued in connection
with convertible notes                                     164,774                       164,774

Reclassification of
redeemable common stock         29,944        80,249                                      80,249

Net income                                                              1,257,805      1,257,805
                             ---------    ----------    ----------    -----------    -----------
Balance at
December 31, 2002            8,006,210    17,159,590     1,245,076       (654,704)    17,749,962

Warrants issued in connection
with notes                                                 352,599                       352,599

Conversion of convertible
debt, net                      709,524       421,977                                     421,977

Net income                                                                622,700        622,700
                             ---------    ----------    ----------    -----------    -----------
Balance at
December 31, 2003            8,715,734   $17,581,567   $ 1,597,675    $   (32,004)   $19,147,238
                             =========   ===========   ===========    ===========    ===========

                See notes to consolidated financial statements.

              CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                          -------------------------------------------------------
                                                  2003              2002                2001
                                          -----------------  -----------------  -----------------
OPERATING ACTIVITIES:
  Net income . . . .. . . . . . . . . . .    $    622,700       $  1,257,805       $    586,261

 ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and amortization . . . . .       2,558,659          2,108,582          2,085,262
  Net provision for bad debts . . . . . .          57,124            119,889            (17,589)
  Amortization of debt discount. . . . . .        260,953            105,012            101,056
  Amortization of loan costs . . . . . . .        339,511             80,017                  -
  Loss on sale of assets. . . . . . . . .               -                  -            130,725
  Gain on sale of assets to related party               -            (80,487)                 -
  Gain on extinguishment of debt. . . . .               -                  -           (128,261)

 CHANGES IN ASSETS AND LIABILITIES (net
    of effects of acquisitions):
  Receivables . . . . . . . . . .                 (30,507)            11,289            131,428
  Inventory . . . . . . . . . . . . . . .         (88,862)          (102,795)            13,747
  Prepaid expenses and
    other current assets. . . . . . . . .        (292,415)            16,269           (122,348)
  Deposits and other assets . . . . . . .         (79,755)          (482,587)           (87,076)
  Deferred income taxes . . . . . . . . .         125,090           (830,343)           (97,940)
  Accounts payable and
    accrued expenses. . . . . . . . . . .         526,789            271,350           (636,237)
  Deferred revenue . . . . . . . . . . .             (272)                 -                  -
  Income taxes payable. . . . . . . . . .        (548,867)           583,059            (45,474)
  Long-term liabilities . . . . . . . . .             205            162,898                  -
                                             ------------       ------------       ------------
   Net cash provided by
    operating activities. . . . . . . . .       3,450,353          3,219,958          1,913,554
                                             ------------       ------------       ------------
INVESTING ACTIVITIES:
  Purchases of property and equipment. .       (5,704,339)        (2,343,396)        (2,671,946)
  Payment for purchase of assets related
   to acquisition, net of cash acquired        (1,075,542)                 -                  -
  Acquisition costs . . . . . . . . . . .               -            (23,265)                 -
  Proceeds from sale of assets. . . . . .               -                  -            364,362
  Note receivable from related party . .                -            (55,000)                 -
  Payments on note receivable
    from related party . . . . . . . . . .         26,801             18,567                  -
                                             ------------       ------------       ------------
          Net cash used for
            investing activities. . . . .      (6,753,080)        (2,403,094)        (2,307,584)
                                             ------------       ------------       ------------
FINANCING ACTIVITIES:
  Proceeds from notes payable . . . . . .       9,591,458            909,000          1,268,000
  Payments on notes payable. . . . . . .       (2,441,668)          (631,109)        (1,220,250)
  Proceeds from line of credit . . . . .                -          1,782,076          2,152,888
  Payments on line of credit . . . . . .       (1,310,984)        (2,250,980)          (373,000)
  Net cash amount paid upon retirement of
   beneficial conversion feature . . .  .               -                  -           (258,085)
  Issuance of common stock . . . . . . .                -             10,500                  -
  Debt issue costs . . . . . . . . . . .         (782,434)                 -                  -
  Redemption of common stock . . . . . .                -                  -           (168,368)
  Payments on capital lease obligations .      (1,542,768)        (1,195,873)          (918,922)
                                             ------------       ------------       ------------
Net cash provided by (used in)
  financing activities. . . . . . . . . .       3,513,604         (1,376,386)           482,263
                                             ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH.  . . . .         210,877           (559,522)            88,233
CASH, beginning of year . . . . . . . . .       1,241,766          1,801,288          1,713,055
                                             ------------       ------------       ------------
CASH, end of year . . . . . . . . . . . .    $  1,452,643       $  1,241,766       $  1,801,288
                                             ============       ============       ============

                                                                 (continued)
                   See notes to consolidated financial statements.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                           Year Ended December 31,
                                          -------------------------------------------------------
                                                 2003               2002               2001
                                          -----------------  -----------------  -----------------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Interest paid . . . . . . . . . . . . .    $    829,368       $    532,497       $    560,574
                                             ============       ============       ============
  Income taxes paid . . . . . . . . . . .    $    847,521       $    293,258       $     99,155
                                             ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Conversion of convertible debt
    to common stock, net . . . . . .  . .    $    421,977       $     69,191       $  1,193,642
                                             ============       ============       ============
  Equipment acquired and financed
    by a capital lease obligation
    associated with the Sanford acquisition $    100,232       $          -       $          -
                                             ============       ============       ============
  Equipment acquired and financed
    by capital lease obligations. . . . .    $  1,336,323       $  1,244,799       $     47,473
                                             ============       ============       ============
  Equipment acquired and financed
    by notes payable. . . . . . . . . .      $          -       $          -       $     12,223
                                             ============       ============       ============
  Beneficial conversion feature
    of convertible notes . . . . . . .       $          -       $    201,191       $          -
                                             ============       ============       ============
   Warrants issued in connection
    with notes. . . . . .. . . . . . .       $    352,599       $    164,774       $          -
                                             ============       ============       ============
   Warrants issued in connection
    with convertible notes . . . . . .       $          -       $    164,774       $          -
                                             ============       ============       ============
  Common stock issued
    for services . . . . . . . . . . .       $          -       $     86,750       $     38,030
                                             ============       ============       ============
  Common stock redeemed
    by issuing notes. . . . . . . . . . .    $          -       $          -       $    142,501
                                             ============       ============       ============
  Notes issued in settlement
    of a contingent liability . . . . . .    $          -       $          -       $    105,000
                                             ============       ============       ============
  Assets sold by settling
    a contractual liability . . . . . . .    $          -       $    250,000       $          -
                                             ============       ============       ============
  Retire discount on debt converted
     to common stock . . . .. . . . . . .    $          -       $          -       $    179,753
                                             ============       ============       ============


                  See notes to consolidated financial statements.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  ORGANIZATION AND BASIS OF PRESENTATION:

Creative Host Services, Inc. and subsidiaries ("the Company") operates food and beverage concessions at airports and provides certain in-flight catering. The accompanying financial statements include the operations of Company-owned concessions (mainly at various airports across the United States), revenues earned from franchisees and operations from the Company's wholesale food preparation activities. As of December 31, 2003, the Company operated 150 concession facilities at 29 airports throughout the country, two of which are franchised.

Effective October 9, 2000, the Company acquired 100% of the outstanding stock of GladCo Enterprises, Inc., a Pennsylvania corporation, the outstanding shares of HLG Acquisition Corporation, a Pennsylvania corporation, and the outstanding limited partnership interest in HLG Franchise Marketing Company.

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

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                        FINANCIAL INSTRUMENTS:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. Considerable judgment is required, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash, receivables, accounts payable, and accrued expenses approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's capital lease obligations are estimated to approximate fair value as the interest rates are consistent with rates estimated to be currently available for similar instruments. The Company also has a long-term note receivable with a related party that, due to its recent issuance, has a carrying value that approximates fair value. The carrying amounts and estimated fair values of the Company's notes payable at December 31, 2003 and 2002 total approximately $7 million and $1 million, respectively. The fair value of notes payable was determined using quoted market prices, where applicable, or estimated by discounting future cash flows using rates estimated to be currently available for debt of similar terms and remaining maturities. The carrying amount of the Company's line of credit at December 31, 2002 was estimated to approximate fair value as the interest rate was tied to a short-term index.

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

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                            CAPITALIZED INTEREST:

Interest costs capitalized during the construction period of concession locations were $190,968, $54,878 and $0 during 2003, 2002 and 2001, respectively.

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

                                  GOODWILL:

Goodwill, which represents the excess of the cost of an acquired business over the fair value of identifiable assets acquired and liabilities assumed, is not amortized. Instead, goodwill is tested for impairment at least annually to determine whether the carrying value of goodwill exceeds its implied fair value. The fair value of a reporting unit is based on discounted projected cash flow but the Company also considers factors such as market capitalization and comparable industry price multiples. The Company employs cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of the Company's reporting units. Actual results may differ from these estimates under different assumptions or conditions.

                         DEFERRED FINANCING FEES:

Deferred financing fees are capitalized and amortized over the respective terms of the debt.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

                          STOCK-BASED COMPENSATION:

SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure an amendment of SFAS No. 123", provides accounting guidance related to stock-based employee compensation. SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for all periods presented. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and net income per share under the fair value method as prescribed under SAFS No. 123 and SFAS No. 148, is as follows:

                                                  Year Ended December 31,
                                        ----------------------------------------------
                                            2003            2002             2001
                                        -----------     ------------     ------------
Net income, as reported . . . . . . .  $    622,700     $  1,257,805     $    586,261
Pro forma compensation expense
 associated with stock options under
 fair value based method, net of tax         79,081          226,769          211,291
                                       ------------     ------------     ------------
Pro forma net income . . . . . . . .   $    543,619     $  1,031,036     $    374,970
                                       ============     ============     ============
Net income per share:
  Proforma
    Basic                              $       0.07     $       0.13     $       0.05
                                       ============     ============     ============
    Diluted                            $       0.06     $       0.13     $       0.05
                                       ============     ============     ============
  As Reported
    Basic                              $       0.08     $       0.16     $       0.08
                                       ============     ============     ============
    Diluted                            $       0.07     $       0.16     $       0.08
                                       ============     ============     ============

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options on the grant date was $1.78, $1.43 and $1.17 per share for 2003, 2002 and 2001, respectively. The following assumptions were used for grants in 2003, 2002 and 2001: average risk free interest rates of 1.34%, 1.55% and 4.96%, expected lives of five to ten years; dividend yield of 0%; and expected volatility of 184%, 382% and 298%. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions changed, the estimated fair value amounts could be significantly different.


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

A reconciliation of basic and diluted net income per share in accordance with SFAS No. 128 is as follows:
                                                Year Ended December 31,
                                         ------------------------------------
                                            2003         2002         2001
                                         -----------  -----------  ----------
  Numerator:
    Net income                          $   622,700  $ 1,257,805  $   586,261
                                        ===========  ===========  ===========
  Denominator:
    Basic:
      Weighted average common
       shares outstanding                 8,218,043    7,913,223    7,386,478
    Diluted:
      Effect of dilutive securities -
        Common stock options                135,804       68,326       21,289
        Warrants                             85,131        6,270        5,644
                                        -----------  -----------  -----------
  Dilutive potential common shares        8,438,978    7,987,819    7,413,411
                                        ===========  ===========  ===========
  Net income per share:
    Basic                               $      0.08  $      0.16  $      0.08
                                        ===========  ===========  ===========
    Diluted                             $      0.07  $      0.16  $      0.08
                                        ===========  ===========  ===========

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


For 2003, 2002 and 2001, options to purchase 99,000, 207,500 and 385,103 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For 2003, 2002 and 2001, warrants to purchase 438,982, 718,982 and 718,946 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.

For 2003 and 2002, notes convertible into 557,678 and 709,524 shares of common stock, respectively, were excluded from the computation of diluted net income per share, as the inclusion of such shares would be anti-dilutive.


                              CASH EQUIVALENTS:

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less.


                      COMPREHENSIVE INCOME AND LOSS:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2003, 2002 and 2001, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.


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

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2003, the Financial Accounting Standards Board ("FASB") issued revised FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities". This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46R requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or is entitled to receive the majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R is applicable immediately to variable interest entities created after February 1, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46R is applicable to the first interim period ending after March 15, 2004. The Company is in the process of evaluating the impact this interpretation will have on our financial position or results of operations.

                            RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform to the current year presentation. During 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result, the Company is no longer classifying its gain on extinguishment of convertible debt as extraordinary for the year ended December 31, 2001.

 (2) ACQUISITION

On January 15, 2003, the Company acquired the assets and concession leases of three locations at the Sanford International Airport in Orlando, Florida. Total consideration was approximately $1.2 million, substantially all of which was used to pay certain liabilities, transaction costs, and equipment lease obligations. The purchase price was allocated to the assets acquired based on their estimated fair values consisting of $.7 million of leasehold improvements and furniture and equipment and $.3 million of identifiable intangible assets which will be amortized over the life of the concession leases (ten years), and approximately $.2 million of goodwill. The operations of the concession locations are included in the Company's consolidated results of operations from the date of the acquisition.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(3) RECEIVABLES

Receivables at December 31, 2003 consist of the following:

                         Gross carrying       Allowances for          Receivables,
                             amount          doubtful accounts            net
                         ---------------     -----------------       --------------
   Receivables from
   concession sales
   to airlines           $       442,085     $       (142,350)       $      299,735

   Insurance claims               68,468              (68,468)                    -

   Other                          75,607                    -                75,607
                         ----------------    -----------------       --------------
                         $       586,160     $       (210,818)       $      375,342
                         ================    =================       ==============

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
                         ================    =================       ===============

The change in the allowance for doubtful accounts from 2001 to 2002 included an increase in the reserve of $121,524 less write-offs of $1,815, and from 2002 to 2003 included an increased in the reserve of $80,993 less write-offs of $23,869.

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(4) PROPERTY AND EQUIPMENT:

A summary of property and equipment is as follows:

                                                           December 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
  Food and beverage concession equipment           $ 22,782,757  $ 17,268,524
  Leasehold improvements                              7,729,844     5,375,229
  Office equipment                                      330,063       225,056
  Construction in progress                              321,138       554,096
                                                   ------------  ------------
                                                     31,163,802    23,422,905
  Less accumulated depreciation and amortization      8,875,832     6,349,154
                                                   ------------  ------------
  Property and equipment, net                      $ 22,287,970  $ 17,073,751
                                                   ============  ============

Assets associated with capital lease obligations of approximately $5,538,681 and $4,748,227, respectively, are included in food and beverage concession equipment in the table above. Accumulated depreciation as of December 31, 2003 and 2002 of $3,621,503 and $1,205,995, respectively, related to these assets.

Depreciation and amortization expense on property and equipment totaled $2,527,638, $2,070,914 and $1,799,519 for the years ended December 31, 2003,
2002 and 2001, respectively.


(5) OTHER ASSETS

                                GOODWILL
                                --------
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, among other things, specifies that goodwill and certain intangible assets with indefinite lives no longer be amortized, but instead be subject to periodic impairment testing. Previously recognized goodwill is to be initially tested for impairment as of the beginning of 2002. At December 31, 2003, the Company had goodwill of $4,493,119, $4,303,119 of which was related to the acquisition of Gladco Enterprises, Inc. and related entities in October 2000 and $190,000 of which was related to the acquisition of the assets at Sanford International Airport in January 2003. At December 31, 2002, all of the Company's goodwill related to the acquisition of Gladco Enterprises, Inc. and related entities. Until adoption of SFAS No. 142, the Company amortized goodwill using the straight-line method over its estimated useful life of twenty years. As required by SFAS No. 142, the Company completed the transitional impairment test for goodwill during the second quarter of 2002 and its annual impairment test as of January 1, 2004 and 2003. There was no impairment indicated as a result of the impairment tests.

                 CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(5) OTHER ASSETS, CONTINUED

The following sets forth a reconciliation of net income and income per share information adjusted for the non-amortization provisions of SFAS No. 142.

                                             Year Ended December 31,
                                      ------------------------------------
                                         2003         2002         2001
                                      ----------   ----------   ----------
Reported net income                  $   622,700  $ 1,257,805   $  586,261
Add back: goodwill amortization,
   net of tax effect                           -            -      181,560
                                      ----------   ----------   ----------
Adjusted net income                  $   622,700  $ 1,257,805   $  767,821
                                      ==========   ==========   ==========
Basic net income per share:
Reported net income                  $      0.08  $      0.16   $     0.08
Goodwill amortization,
   net of tax effect                           -            -         0.02
                                      ----------   ----------   ----------
Adjusted net income                  $      0.08  $      0.16   $     0.10
                                      ==========   ==========   ==========
Diluted net income per share:
Reported net income                  $      0.07  $      0.16   $     0.08
Goodwill amortization,
   net of tax effect                           -            -         0.02
                                      ----------   ----------   ----------
Adjusted net income                  $      0.07  $      0.16   $     0.10
                                      ==========   ==========   ==========

                                OTHER ASSETS
                                ------------

A summary of the components of other assets at December 31, 2003 and 2002 is as follows:

                                                           December 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
  Franchise  costs                                 $    132,580  $    335,909
  Loan  fees                                          1,442,514       730,133
  Other                                                 779,141       234,185
                                                   ------------  ------------
                                                      2,354,235     1,300,227
  Less  accumulated  amortization                       718,440       475,315
                                                   ------------  ------------
                                                   $  1,635,795  $    824,912
                                                   ============  ============

Amortization expense amounted to $46,903, $37,668 and $36,308 for the years ended December 31, 2003, 2002 and 2001, respectively.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(6) ACCOUNTS PAYABLE

Purchases from one supplier amounted to approximately $5,872,866 and $4,902,313 for the years ended December 31, 2003 and 2002, respectively. Approximately $401,981 and $220,371 accounts payable was due to this supplier at December 31, 2003 and 2002, respectively.

(7) ACCRUED EXPENSES
A summary of the components of accrued expenses is as follows:
                                                           December 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
                  Accrued compensation             $    771,339  $    752,250
                  Accrued sales and other taxes         204,078       163,616
                  Accrued rent                          116,953       156,494
                  Other                                 238,207       283,708
                                                   ------------  ------------
                                                   $  1,330,577  $  1,356,068
                                                   ============  ============

(8) NOTES PAYABLE

A summary of notes payable is as follows:
                                                                 December 31,
                                                         ----------------------------
                                                              2003          2002
                                                         -------------  -------------
Note payable to a bank, interest at 12%,
   due quarterly, through December 31, 2007              $   7,400,000  $           -
Note payable to a bank, interest at 3.5%
   above the bank's reference rate (4.6% at December
   31, 2003), due quarterly, through December 31, 2008         516,334              -
Note payable to a finance company, interest at 5.75%,
 due through January 2004                                       27,345              -
Subordinated  convertible notes payable, interest at 9%,
   per annum due quarterly, through December 31, 2006,
  (net of discount of $260,953), converted in 2003                   -        484,047
Note payable to a bank, interest at 9%, due July 2004,
  paid January 2003                                                  -        633,183
Notes payable to former shareholders, interest at 9%,
  due through December 2003, paid January 2003                       -         54,921
Note payable to a finance company, interest at 13.1%,
  due through April 2004, paid January 2003                          -          6,025
Note payable to a corporation, interest at 8%, due
  through May 2006, paid January 2003                                -         63,797
Note payable to a finance company, interest at 6.9%,
 due through May 2003, paid January 2003                             -         35,963
                                                         -------------  -------------
                                                             7,943,679      1,277,936
Less current maturities                                        853,185              -
                                                         -------------  -------------
                                                         $   7,090,494  $   1,277,936
                                                         =============  =============


                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(8) NOTES PAYABLE, CONTINUED

As discussed further in this note, in January 2003, the Company entered into a new long-term credit agreement. A portion of the proceeds from the new financing was used to pay off all of the notes summarized in the above table at December 31, 2002 except for the subordinated convertible notes payable; therefore, such amounts have been classified as long-term in the Company's balance sheet at December 31, 2002.

                      SUBORDINATED CONVERTIBLE DEBENTURES
                      -----------------------------------

In September 2000, the Company issued $2,000,000 of convertible debentures with interest at 7% per annum at a 5% discount rate and a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $6.86 per share.

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

In a private placement during 2002, the Company issued 18.9 Units, with each Unit consisting of one $50,000 principal amount Series A 9% Subordinated Convertible Note and 37,500 warrants for common stock exercisable at $2.00 per share until November 21, 2006. The notes were convertible into a total of 900,000 shares of the Company's common stock.

Two investors subsequently rescinded their investment in two of the Units, because they were unwilling to sign the subordination agreement required under the terms of the private placement. In November 2002, the Company refunded the total investment of $100,000 without interest, and the discount allocated to the warrants and the beneficial conversion feature associated with this investment was reversed.

The notes and the warrants were recorded at their relative fair values, with the portion allocated to the warrants accounted for as paid-in capital, which resulted in a beneficial conversion feature on the notes that was recognized as an additional discount on the notes. The discount will be amortized as interest expense over the term of the notes.

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(8) NOTES PAYABLE, CONTINUED

Additionally, the Company issued warrants to the brokers to purchase Units equivalent to 10% of the Units issued to the investors in the private placement at an exercise price of $50,000 per Unit for a period of five years from January 29, 2002. Subsequent to December 31, 2003, the brokers exercised their warrants in a cash-less exercise and received 66,845 shares of the Company's common stock.

On August 20, 2002, $100,000 of the Convertible Notes were converted into 95,238 shares of the Company's common stock. At December 31, 2002, $484,047, net of unamortized discount of $260,953, is included in notes payable related to this offering. During 2003, a total of $745,000 of the Convertible Notes were converted into 709,524 shares of the Company's common stock.

                        LONG-TERM CREDIT AGREEMENT
                        --------------------------
In January 2003, the Company entered into a senior secured financing with a bank pursuant to the terms of a credit agreement. The credit agreement provides for a total financing commitment of $13,000,000 consisting of two separate facilities, a term loan facility and an expansion facility. These loans are secured by virtually all of the Company's assets. The term loan facility provides for financing in an amount up to $7,400,000 to be used to refinance the Company's existing debt, finance the price of an acquisition made on the closing date of the loan and lender-approved acquisitions after the closing date, to finance build-outs of the Company's concession locations, and pay fees and expenses associated with the financing and the closing date acquisitions. The Company used approximately $4,316,000 of this facility to refinance approximately $2,499,000 of existing debt, finance the purchase price of the Sanford acquisition of approximately $1,100,000 made on the closing date of the loan, and pay a portion of the fees and expenses associated with the financing of approximately $717,000.

The credit facility is secured by perfected first security interests in, and first mortgages on, substantially all of the Company's assets and the assets of its subsidiaries, existing and future. The credit agreement also contains affirmative, negative and financial covenants, as well as events of default. The Company was not in compliance with its interest coverage ratio at year end and obtained a waiver from the bank related to this covenant violation.

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

                  CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(8) NOTES PAYABLE, CONTINUED

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

As additional consideration for the financing, the Company issued warrants to purchase 452,050 shares of common stock. The warrants have an exercise price of $1.87 per share, which was equal to the closing price of the Company's common stock on January 16, 2003, and expire on January 17, 2012. Terms and conditions of the warrants include, among others, shelf and piggyback registration rights, anti-dilution protection and "tag-along" rights. The warrants were recorded at $352,599, representing their estimated fair value, as debt issuance costs and additional paid-in-capital. The debt issuance costs are being amortized over the term of the debt agreement. Subsequent to December 31, 2003, the bank exercised these warrants in a cash-less exercise and received 201,000 shares of the Company's common stock.

(9) LINE OF CREDIT

At December 31, 2002, the Company had a revolving line of credit with a bank expiring October 31, 2003. The line of credit's interest rate was 0.25% under the bank's reference rate. As discussed in Note 8, in January 2003, a portion of the proceeds from the Company's new financing was used to pay off this bank line of credit; therefore, the balance of $1,310,984 has been classified as long-term in the Company's balance sheet at December 31, 2002.

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(10) CAPITAL LEASE OBLIGATIONS

Equipment leases payable to finance companies with an approximate average interest rate of 9.8%, are due in monthly installments through the year 2008, and are collateralized by food and beverage concession equipment. The following is a summary of the principal amounts payable under capital leases as of December 31, 2003:
                    2004                                  $ 1,355,555
                    2005                                      529,944
                    2006                                      337,999
                    2007                                      266,928
                    2008                                       95,973
                                                            ---------
                    Total  minimum  lease  payments         2,586,399
                    Less  amount  representing  interest      298,167
                                                           ----------
                    Present value of net minimum
                    lease payments                          2,288,232
                             Less  current  maturities      1,207,702
                                                            ---------
                                                          $ 1,080,530
                                                            =========

(11) INCOME TAXES:

The components of the income tax expense (benefit) are as follows:

                                                   Year Ended December 31,
                                              ------------------------------
                                                2003       2002       2001
                                              --------   --------   --------
Federal expense/(benefit)
    Current                                  $ 154,326  $ 691,307  $       -
    Deferred                                   190,714   (648,929)  (120,053)
State expense/(benefit)
    Current                                    164,034    207,517     98,300
    Deferred                                   (65,624)  (181,414)         -
                                              --------   --------   --------
Total income tax expense/(benefit)           $ 443,450  $  68,481  $ (21,753)
                                              ========   ========   ========

The income tax effects of temporary differences and credit carryforwards which comprise the Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                      ----------------------
                                                         2003        2002
                                                      ----------  ----------
Current deferred tax asset (liability) arising from:
  Accrued vacation                                    $  111,720  $  121,572
  State income taxes                                     (83,993)    (48,818)
  Allowance for doubtful accounts                         90,310      65,843
  Deferred costs                                          15,509           -
  Deferred revenue                                         6,716       6,832
                                                      ----------  ----------
                                                      $  140,262  $  145,429
                                                      ==========  ==========
Long-term deferred tax asset arising from:
  Depreciation and amortization                       $  564,991  $  684,914
                                                      ==========  ==========

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(11) INCOME TAXES, CONTINUED

A reconciliation of the income tax expense (benefit) to the federal statutory rate is as follows:

                                                  Year Ended December 31,
                                              ------------------------------
                                                2003       2002       2001
                                              --------   --------   --------
     Federal income tax expense
      at statutory rate                       $362,491  $ 450,937  $ 148,324
     Amortization of goodwill not deductible
      for income tax purposes                        -          -     77,303
     State income taxes                         64,951     17,228     78,300
     Net operating loss carryforward                 -          -   (289,887)
     Reversal of valuation allowance                 -   (462,561)   (20,000)
     Other adjustments - net                    16,008     62,877    (15,793)
                                              --------   --------   --------
                                              $443,450  $  68,481  $ (21,753)
                                              ========  =========  =========

As a result of the income realized during 2001 and 2002 and other considerations, management's expectation was that the deferred tax assets would in fact be realized and in 2002 reversed the valuation allowance accordingly.

During 2001, the Company had an extraordinary gain on extinguishment of debt in the net amount of $128,261. There was no tax expense associated with this extraordinary item as the transaction did not give rise to taxable income.


(12) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its office facility and concession locations under various operating lease agreements expiring through 2015. The leases generally provide renewal options ranging from three to five years. These leases require the Company to pay the greater of a percentage of monthly sales or a pro-rata portion of a minimum annual guarantee. Rental expense under operating leases, totaled $6,466,821, $3,398,862 and $4,523,047 for 2003, 2002 and 2001,
respectively. As of December 31, 2003, future minimum rental payments required under operating leases, at the minimum annual guarantee amount, exclusive of rental payments based on concession sales and number of enplanements, are as follows:

Year ending December  31,
          2004                                       $ 3,685,623
          2005                                         3,573,341
          2006                                         3,192,078
          2007                                         2,897,838
          2008                                         2,419,900
          Thereafter                                   5,378,406
                                                      ----------
                                                     $21,147,186
                                                      ==========

              CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(12) COMMITMENTS AND CONTINGENCIES, CONTINUED

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


CAPITAL IMPROVEMENTS
--------------------

The Company currently plans to make capital improvements at three of its locations. Some of the concession agreements require the Company to make midterm refurbishments to the concession locations. The total cost the Company is required to spend in 2004 is approximately $500,000. The estimated cost of additional capital improvements is $4,200,000 excluding capitalized interest. Generally the Company's sub-contractor will provide the construction bonds for the planned capital improvements. No construction bonds are outstanding in the name of the Company. The construction is expected to be completed in 2004.


EMPLOYMENT AGREEMENTS
---------------------

The Company has an employment agreement with its Chief Executive Officer providing for total compensation of $1,250,000 for 2004 through 2007. The Company also has an employment agreement with the President of GladCo Enterprises, Inc. providing for total compensation of $315,322 for 2004 through August 21, 2005.


LITIGATION
----------

The Company is not subject to any material legal proceedings. The Company is subject from time to time to legal claims in the ordinary course of its business. Management does not believe that any of these legal claims will have a significant adverse effect on its financial condition, results of operations or business.


(13) COMMON STOCK

In 2003, $745,000 of the convertible notes were converted into 709,524 shares of common stock. In 2002, $100,000 of the convertible notes were converted into 95,238 shares of common stock. In 2001, $1,193,642 of a convertible debenture and the associated accrued interest were converted into 1,345,003 shares of common stock.

In connection with its acquisition of GladCo Enterprises, Inc., in 2000, the Company had a contingent obligation to permit sellers to elect to require the

                CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(13) COMMON STOCK CONTINUED

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

(14) STOCK OPTIONS

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

The number and weighted average exercise prices of options granted under both plans are as follows:

                                                       Year Ended December 31,
                                        --------------------------------------------------
                                             2003              2002             2001
                                        ---------------   ---------------  ---------------
                                               Weighted          Weighted         Weighted
                                                Average           Average          Average
                                               Exercise          Exercise         Exercise
                                        Number  Price     Number  Price     Number   Price
                                       -------  -------  -------  -------  -------  ------
Outstanding at beginning of the year   486,000  $  2.11  417,000  $  2.93  218,000  $4.31
Granted during the year. . . . . . .    49,500     1.72  180,000     1.61  205,000   1.17
Exercised during the year. . . . . .         -        -   10,000     1.05        -      -
Expired during the year. . . . . . .         -        -  101,000     3.55    6,000   4.07
                                       -------           -------           -------
Outstanding at end of the year . . .   535,500     2.14  486,000     2.11  417,000   2.93
                                       =======           =======           =======
Exercisable at end of the year . . .   499,167     2.10  360,166     2.32  260,666   3.19
                                       =======           =======           =======

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(14) STOCK OPTIONS, CONTINUED



The following table summarizes information about stock options outstanding at December 31, 2003.

                                  Weighted
                                  Average       Weighted                       Weighted
Range of       Number             Remaining     Average    Number              Average
Exercise       Outstanding at     Contractual   Exercise   Exerciseable at     Exercise
Prices         December 31, 2003  Life          Price      December 31, 2003   Price
-------------  -----------------  ------------  ---------  ------------------  ---------
$0.01 - $1.00             15,000    5.80 years   $   0.93              15,000   $    .93
-------------  -----------------  ------------  ---------  ------------------  ---------
$1.01 - $2.00            421,500    6.87 years   $   1.42             386,500   $   1.41
-------------  -----------------  ------------  ---------  ------------------  ---------
$2.01 - $3.00              4,000    4.02 years   $   2.15               2,667   $   2.15
-------------  -----------------  ------------  ---------  ------------------  ---------
$3.01 - $4.00             20,000    3.81 years   $   3.88              20,000   $   3.88
-------------  -----------------  ------------  ---------  ------------------  ---------
$4.01 - $5.00             15,000    2.94 years   $   4.46              15,000   $   4.46
-------------  -----------------  ------------  ---------  ------------------  ---------
$5.01 - $7.00             60,000    1.01 years   $   6.33              60,000   $   6.33
-------------  -----------------  ------------  ---------  ------------------  ---------
                         535,500    5.06 years   $   2.14             499,167   $   2.10
               =================  ============  =========  ==================  =========


(15) WARRANTS

At December 31, 2003, the Company had warrants outstanding that allow the holders to purchase up to 1,267,645 shares of common stock at exercise prices ranging from $.91 to $6.86, expiring through January 2012. At December 31, 2002, the Company had warrants outstanding that allow the holders to purchase up to 1,382,732 shares of common stock at exercise prices ranging from $.91 to $13.20, expiring through March 2007.

The number and weighted average exercise prices of the warrants are as follows:

                                                        Year Ended December 31,
                                   -----------------------------------------------------------
                                           2003                  2002               2001
                                   ------------------   -------------------   ----------------
                                              Average               Average            Average
                                             Exercise              Exercise            Exercise
                                     Number   Price       Number    Price     Number    Price
                                  ---------  --------  ---------  ---------  -------  ---------
Outstanding at beginning
  of the year                     1,382,732    4.39      748,982    $6.44    623,575    $7.37
Granted during the year             452,050    1.87      633,750     2.00    295,000     1.76
Expired during the year             567,137       -            -        -    169,593     1.63
                                  ---------            ---------             -------
Outstanding at end of the year    1,267,645    1.87    1,382,732     4.39    748,982     6.44
                                  =========            =========             =======

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(16) EMPLOYEE PROFIT SHARING PLAN

The Company has a salary reduction plan under the provision of Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have completed one full year of service with the Company. Participation in the plan is voluntary. For those employees participating, up to 15% of annual compensation may be deferred as prescribed by the Internal Revenue Code. Company contributions to the plan are discretionary. No Company contributions were made to the plan for the years ended December 31, 2003, 2002 and 2001.

(17) RELATED PARTY TRANSACTIONS

In April 2002, the Company loaned $55,000 to the Company's Chief Executive Officer at 8.5% interest, due in monthly payments of $2,500, through April 2004. As of December 31, 2003 and 2002, the outstanding balance on this note receivable was $9,632 and $36,433, respectively.

In conjunction with the purchase of GladCo Enterprises, Inc., the Company assumed a lease for office space. The building is owned by the president of GladCo. The lease term is five years, ending in December of 2004, with annual rent payments of $36,000.

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


(18) SUBSEQUENT EVENTS

On February 26, 2004, Yorkmont Five, Inc. ("Purchaser"), a California corporation and wholly-owned subsidiary of Compass Group USA Investments, LLP, a Delaware limited liability partnership ("Compass"), commenced a tender offer to purchase all of the issued and outstanding shares of common stock of the Company (the "Shares"), at a purchase price of $3.40 per share (the "Offer Price"), net to the seller in cash, upon the terms and subject to the conditions set forth in Purchaser's Offer to Purchase dated February 26, 2004, and in the related Letter of Transmittal (collectively with the Offer to Purchase and any amendments and supplements thereto, the "Offer"). The Merger Agreement provides, among other things, that as soon as practicable after the purchase of the Shares tendered in the Offer and the satisfaction or waiver of the other conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the California General Corporation Law, Purchaser

               CREATIVE HOST SERVICES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(18) SUBSEQUENT EVENTS, CONTINUED

will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. As a result, the Company will become an indirect wholly-owned subsidiary of Compass.

The initial Offer period was to expire at 12:00 Midnight, New York City time, on Thursday, March 25, 2004. On March 26, 2004, Compass announced that it had extended the offer until 12:00 Midnight, New York City time, on Thursday, April 8, 2004. Compass stated that the offer was being extended because all of the conditions to the offer, including obtaining the required aggregate amount of consents to the merger from counterparties to the Company's customer contracts, were not satisfied or waived before the initial offer period. The Company continues to make progress in obtaining the subject consents from the airport authorities and other governmental bodies and expects to receive the necessary consents. Compass also reported that, as of Midnight on March 25, 2004, approximately 94.4% of the Shares had been validly tendered and not withdrawn.


In March 2004, the Company was awarded a contract for a concession location at the San Francisco International Airport in San Francisco, California. The contract term is for a period of ten years and expires in March 2014.

(19) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data (in thousands, except for per share data) for 2003 and 2002 was as follows:

                                                  2003
                                 -------------------------------------
                                  First    Second     Third     Forth
                                 Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------
Total revenue                    $ 8,493   $ 9,477   $10,806   $10,909
Operating income                     323       524     1,049       596
Net income                            21       136       426        40
Basic net income per share             -      0.02      0.05         -
Diluted net income per share           -      0.02      0.05         -

                                                  2002
                                 -------------------------------------
                                  First    Second     Third     Forth
                                 Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------
Total revenue                    $ 7,642   $ 8,977   $ 9,104   $ 8,892
Operating income                     356       746       571       248
Net income                           259       531       344       124
Basic net income per share          0.03      0.07      0.04      0.01
Diluted net income per share        0.03      0.06      0.04      0.01

Net income per share is computed independently for each of the quarters presented and therefore may not sum to the annual amount for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Incorporated herein by this reference is the discussion under Item 4 of the Company's Current Report on Form 8-K, filed on May 20, 2002 and its Form 8-K/A filed on June 25, 2002, reporting a change in certifying accountants. There were no disagreements related to that change in accountants.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                PART III


Item 10.  Directors and Executive Officers.

Directors

The following table sets forth the names and ages of the Company's current directors, their principal offices and positions and the date each such person became a director. The Company's directors serve one-year terms until their successors are elected and qualified. There currently is no classification of the Board.


                                        Present Positions            Director
     Name                       Age     With the Company              Since
-----------------------------------------------------------------------------

Sayed Ali                        56     Chairman of the Board,         1986
                                        President, Chief Executive
                                        Officer and Chief
                                        Financial Officer

Booker T. Graves (1)(2)          66       Director                     1997

John P. Donohue, Jr. (1)(2)      74       Director                     1997

Charles B. Radloff (2)           75       Director                     1999

Barbara A. Butler                47       Director                     2003
---------------------------
(1)  Member of Compensation Committee
(2)  Member of Audit Committee


Business Experience:

SAYED ALI is the founder, Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Ali has served as Chairman of the Board of Directors and President since 1986. Mr. Ali served as Chief Financial Officer from December 1986 to February 1997, from August 1997 to January 2003 and from July 2003 to present. Mr. Ali also served as the Secretary of the Company from 1986 to December 1996. Prior to founding the Company, from May 1985 to September 1987, Mr. Ali was the Director of Operations of Steffa Control Systems, a manufacturer of energy management systems. From March 1980 until May 1985, Mr. Ali was the Director of Operations for Oak Industries, Inc., a $250 million telecommunications equipment manufacturer.

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

JOHN P. DONOHUE, JR. has been a director of the Company since March 1997. From 1990 to the present, Mr. Donohue has been a private investor. Prior to that time, for 25 years Mr. Donohue was employed by Oak Industries, Inc. in various capacities. From 1985 to 1990, Mr. Donohue served as President of Oak Communications, Inc., a division of Oak Industries, Inc, which manufactured communications equipment for the cable television industry. From 1982 to 1985, he served as Vice President of Manufacturing overseeing up to 6,000 manufacturing employees.

CHARLES B. RADLOFF has been a director of the Company since March 1997. Mr. Radloff currently serves as a business advisor and director of JOEANNE Enterprises, Inc., a private company engaged in industrial real estate investments in the greater Los Angeles, California area, which he joined in August 2003. From 1991 until August 2003, Mr. Radloff served as a business advisor to DBP Microwave, Inc. a private company engaged in the design, manufacture, and sale of electronic components for the communications and aerospace industries. From 1987 to 1991, Mr. Radloff was President and Chief Executive Officer of AKZO Electronic Materials Company, an electronics manufacturer and wholly owned subsidiary of AKZO, which is a Dutch multi-national corporation with annual sales of approximately $12 billion.

BARBARA A. BUTLER has been a director of the Company since November 2003. Ms. Butler is the Division Director of Finance and Administration of the Denver, Colorado Fire Department, a position which she has held since February 2000. From 1995 to 2000, she was the Director of Concessions, Finance and Administration of the Denver International Airport and has attained professional airport management status as an Accredited Airport Executive
(AAE). Prior to that, Ms. Butler was the Senior Analyst in the Finance and Administration Properties Department of the Denver Airport. Ms. Butler has a Master of Science degree in Management.


Executive Officers

In addition to Mr. Ali, who is a director, the names, ages and business experience of the executive officers of the Company are set forth in the following table. All officers are elected by the Board and hold office until their successors have been duly elected and qualified, or until resignation or removal.

     Name              Age        Present Position(s) with the Company
--------------         ---        ------------------------------------

Tasneem Vakharia       42         Executive Vice President and Secretary
Louis Coccoli, Jr.     64         President of Gladco Enterprises, Inc., a
                                  wholly-owned subsidiary of the Company


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

LOUIS COCCOLI, JR. serves as the President of the Company's wholly-owned subsidiary, GladCo Enterprises, Inc. GladCo was acquired by the Company in October 2000. Prior to Creative Host's acquisition of GladCo, Mr. Coccoli served as president of that company for the preceding seven years. Before his tenure at GladCo, Mr. Coccoli served as a Regional Vice President for the Marriott Corporation and as Vice President of Gladieux Corporation.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Certain Legal Proceedings

No director or executive officer, or person nominated or chosen to become a director or executive officer, was involved in any legal proceeding requiring disclosure.

Right to Designate Directors and Purchaser Designees

The Merger Agreement dated February 18, 2004 between the Company and Compass (collectively with its subsidiary Yorkmont Five, Inc. "Purchaser") provides that, promptly upon the acceptance for payment of and payment for at least 49.9% of the shares of the Common Stock of the Company (the "Shares") pursuant to the Offer, Purchaser will be entitled to designate such number of directors, rounded up to the next whole number ("Purchaser Designees"), on the Board as will give Purchaser, subject to compliance with Section 14(f) of the Exchange Act, representation on the Board equal to that number of directors that is the product of (i) the total number of directors on the Board (giving effect to any increase in the size of the Board pursuant to the Merger Agreement) and (ii) the percentage that the number of Shares beneficially owned by Purchaser and its affiliates (including Shares so accepted for payment and purchased pursuant to the Offer) bears to the number of Shares then outstanding. In connection with the foregoing, the Company will, at the option of Purchaser, promptly either increase the size of the Board or secure the resignations of such number of its incumbent directors, or both, as is necessary to enable the Purchaser Designees to be so elected or appointed to the Board.

However, the Merger Agreement provides that notwithstanding the foregoing, after the time that the Purchaser Designees are elected to the Board, the Board will have, at all times prior to the Effective Time, at least a sufficient number of independent directors to comply with Nasdaq rules in effect from time to time (the "Independent Directors"); and provided further, that if the number of Independent Directors serving on the Board is reduced below the number required by Nasdaq for any reason whatsoever, the remaining Independent Director(s) may designate additional Independent Directors to fill such vacancy, or if no Independent Directors then remain on the Board, the other directors must designate Independent Directors to fill such vacancies.

The Merger Agreement provides that the Company shall cause each of its directors, other than the Purchaser Designees, to execute and deliver a letter of his or her resignation as a member of the Board effective immediately prior to the Effective Time. Purchaser has not yet determined who the Purchaser Designees will be. Further information on the right of Compass to designate directors and Purchaser Designees can be found at pages A-2 and A-2 of the

Information Statement which was attached as Annex A to the Company's Schedule 14D-9 filed with the Commission on February 26, 2004.

Board and Committee Information

The Board of Directors of the Company is comprised of five members. With the exception of Mr. Ali, all of the directors meet the standards for "independence" set forth in the applicable rules of the Securities and Exchange Commission ("SEC" or the "Commission") and The Nasdaq Stock Market, Inc. ("Nasdaq")

AUDIT COMMITTEE - The members of the Audit Committee are Charles B. Radloff (Chairperson), John P. Donohue and Booker T. Graves, each of whom is an independent director, as independence is defined in Rule 4200(a)(15) of the National Association of Securities Dealers' ("NASD") listing standards, as applicable and as may be modified or supplemented. It is expected that Barbara
A. Butler, who was elected to the Board on November 24, 2003, will be added as a member to the Audit Committee. The Company believes that Ms. Butler meets the requirements to be designated as an Audit Committee Financial Expert, as defined by the SEC and Nasdaq, based on her education, training and positions held as a director of finance as set forth in her summary of business experience.

NOMINATING COMMITTEE - The Company has no nominating committee and has not established a charter for a nominating committee. Nominations are determined by the Board of Directors, a majority of which are independent directors. The Company's Board of Directors consists of only five directors, four of whom are independent. It is the view of the Board that the establishment of a separate nominating committee is not appropriate for a board of this size. At this time, the Company has no policy with regard to consideration of any director candidates recommended by security holders. The Board has not deemed it appropriate to institute such a policy based on the fact that, historically, it has not received nominations from shareholders. Should such a nomination be presented, the Board would consider such nomination in accordance with the bylaws of the Company and applicable law.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms filed with the SEC.

Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended December 31, 2003, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, executive officer, or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics.

The Company has adopted a Code of Ethics. The portion of the Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and its directors is available on the Company's website at www.creativehostservices.com under "Corporate". The Company will disclose any amendments or waivers to the Code on a Form 8-K and will post such information on its website.



Item 11.  Executive Compensation.


                      SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2003, 2002, and 2001 earned by the Company's Chief Executive Officer and each of the Company's two most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 2003 (the "Named Officers").

                                                                        Long-Term
                                    Annual Compensation                Compensation
                                    -------------------                ------------
                                                                         Awards
                                                                         ------
                                                                       Securities
Name and Principal                                     Other Annual    Underlying
Position                  Year     Salary     Bonus    Compensation    Options/SARs
---------------------    ------   -------     -------  -------------   ------------
Sayed Ali, President      2003    $248,000    $35,000    $18,000(1)           -
Chief Executive and       2002    $225,000    $30,000    $18,000(1)      75,000(2)
Chief financial Officer   2001    $200,000    $30,000    $18,000(1)           -

Louis Coccoli, Jr.        2003    $172,000    $     -    $10,000(1)           -
President;                2002    $161,461    $20,000    $10,000(1)      15,000(3)
GladCo Enterprises, Inc.  2001    $160,000    $15,000    $10,000(1)      10,000(4)

Tasneem Vakharia          2003    $104,000    $     -    $ 9,000(1)      18,000(5)
Executive Vice President  2002    $ 97,000    $20,000    $ 9,000(1)      45,000(6)
and Secretary             2001    $ 90,000    $15,000    $ 6,000(1)      25,000(7)
------------------------

(1)  Reflects total annual amounts paid for auto expense allowance.

(2) On February 26, 2002, Mr. Ali was granted options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.43 per share, which was 110% of the closing price of the Company's common stock on the date of grant. 7,500 options vested on the date of grant and 7,500 options vested on January 1, 2003. On November 4, 2002, Mr. Ali was granted options to purchase 60,000 shares of the Company's common stock at an exercise price of $1.925 per share, which was 110% of the closing price of the Company's common stock on the date of grant. 20,000 options vested on the date of grant, 20,000 shares vested on November 4, 2003 and 20,000 will vest on November 4, 2004; provided, however, that if the Merger closes, vesting of all of the options will be accelerated and the options will be terminated in accordance with the Merger Agreement. The exercise period for both grants of options is five years from the date of grant, unless the options are terminated earlier in accordance with the plan.

(3) Mr. Coccoli serves as President of the Company's wholly-owned subsidiary, GladCo Enterprises, Inc. The Company acquired GladCo in October 2000. On October 29, 2002, Mr. Coccoli was granted 15,000 options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.80 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on October 29, 2007, unless earlier terminated in accordance with the plan.

(4) On October 29, 2001, Mr. Coccoli was granted 10,000 options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.05 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and were exercised in August 2002.

(5) On March 25, 2003, Ms. Vakharia was granted 18,000 options to purchase 18,000 shares of the Company's common stock at an exercise price of $1.71 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on March 25, 2013 unless earlier terminated in accordance with the plan.

(6) On January 29, 2002, Ms. Vakharia was granted 10,000 options to purchase 10,000 shares of the Company's common stock at an exercise price of $1.10 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on January 29, 2012 unless earlier terminated in accordance with the plan. On November 11, 2002, Ms. Vakharia was granted 35,000 options to purchase 35,000 shares of the Company's common stock at an exercise price of $1.65 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on November 11, 2012 unless earlier terminated in accordance with the plan.

(7) On April 27, 2001, Ms. Vakharia was granted 25,000 options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.13 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant and expire on April 27, 2011 unless earlier terminated in accordance with the plan.

                   OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information on stock options granted to the Company's Named Officers during the fiscal year ended December 31, 2003.


                                  Individual Grants                         Potential Realizable
                -----------------------------------------------------------   Value at Assumed
                                      Percent of                            Annual Rates of Stock
                     Number of       Total Options                         Price Appreciation for
                     Securities       Granted to     Exercise                  Option Term($)(1)
                     Underlying      Employees in     Price      Expiration ---------------------
    Name           Options Granted    Fiscal Year      ($/Sh)       Date        5%         10%
----------------   ---------------   -------------  -----------  ----------  --------    --------
Tasneem Vaharia      18,000(1)          92.3%         $1.71      3/25/2013    $19,358     $49,056
--------------------

(1) Calculated from a base price equal to the exercise price of each option, which was the fair market value of the common stock on the date of grant. The amounts represent only certain assumed rates of appreciation.

(2) On March 25, 2003, Ms. Vakharia was granted options to purchase 18,000 shares of the Company's common stock at an exercise price of $1.71 per share, which was the closing market price of the Company's common stock on the date of grant. The options were vested on the date of grant.


             AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION VALUES

The following table contains information concerning the fiscal year-end value of unexercised options held by each of the named executive officers. There were no options exercised by these executive officers during the fiscal year ended December 31, 2003.

                         Number of Securities
                        Underlying Unexercised            Value of Unexercised
                           Options as of                  In-the-Money Options
                          December 31, 2003               at December 31, 2003(1)
                       -------------------------         -------------------------
Name                   Exercisable  Unexercisable        Exercisable  Unexercisable
----                   -----------  -------------        -----------  -------------
Sayed Ali               115,000        20,000              $33,550      $ 3,525(1)
Louis Coccoli, Jr.       30,000(2)          -              $ 9,000      $     -
Tasneem Vakharia         98,000             -              $98,120      $     -
--------------

(1) Based on the closing price of the Company's Common Stock on December 31, 2003 of $2.40 per share.

(2) Includes warrants exercisable for 15,000 shares and options to purchase 15,000 shares.

Employment Agreements

Sayed Ali, the Company's Chairman of the Board and President, has an employment agreement with the Company, which commenced effective January 1, 2000. That agreement, as amended, expires in December 2007. The employment agreement provides for an annual salary for Mr. Ali of $175,000 in 2000, $200,000 in 2001, $225,000 in 2002, $248,000 in 2003 and $275,000 in 2004, $300,000 in
2005, $325,000 in 2006 and $350,000 in 2007. Upon termination of the agreement, except for cause by the Company, Mr. Ali would be entitled to the cumulative total of his salary and accrued but unpaid bonus (if any) payable through the end of the agreement, but in no event less than $350,000 and in no event more than 300% of his annual taxable compensation for the calendar year in which the termination occurs. Any termination payments to which Mr. Ali may be entitled will be paid over a period of one year from the date of termination in equal semi-monthly installments. Pursuant to the agreement, Mr. Ali is also eligible to receive annual cash bonuses as well as stock option grants at the discretion of the Board of Directors.

In connection with the execution of the Merger Agreement, Creative Host and Compass Group USA, Inc. executed an addendum, dated February 18, 2004, with Sayed Ali (the "Addendum") to amend the original employment agreement entered into by Creative Host and Mr. Ali on November 1, 2002 (as amended by the Addendum, the "Ali Employment Agreement"). Under the terms of the Addendum, upon consummation of the Merger Mr. Ali will continue as the Chief Executive Officer of Creative Host and will assume such responsibilities and positions as the executives of Compass shall determine from time to time. Mr. Ali's annual base salary will initially be $300,000 and will increase annually by $25,000 to a maximum of $375,000. In addition, Mr. Ali will be paid a discretionary annual bonus based on factors to be determined, and will receive all benefits Compass provides to similarly-situated executives of Compass. The Ali Employment Agreement is scheduled to expire upon the fourth anniversary of the Merger unless extended or renewed by the parties. Upon termination of his employment by Creative Host, Mr. Ali agreed that until the greater of 24 months or the number of full months remaining after his termination date until March 31, 2008 (the "Noncompetition Period") he will not directly or indirectly engage in Competitive Activity (as defined in the Addendum) with Creative Host within a geographic area specified in the Addendum. In the event that Mr. Ali terminates his employment for Creative Host's breach of the Ali Employment Agreement, he will be paid severance in an amount equal to the monthly equivalent of his annual base salary then in effect multiplied by the number of full months of the Noncompetition Period.

Tasneem Vakharia, the Company's Executive Vice President and Secretary has an employment agreement with the Company that commenced effective January 1, 2001. The agreement provides for an annual base salary of $90,000, with annual increases equal to the greater of seven percent (7%) per year or the annual increase in the Consumer Price Index for San Diego, California. The employment agreement is for a term of five years ending on December 31, 2005, but may be terminated without cause at any time by the Company by the payment to Ms. Vakharia of one year of her then base salary, unless termination occurs during the last year of the agreement, in which case the Company would immediately pay the base salary through the end of the term.

Also in connection with the Merger Agreement, Compass entered into an Employment Agreement dated February 18, 2004 with Ms. Vakharia (the "Vakharia Agreement"). The Vakharia Agreement provides that Ms. Vakharia will, among other things, (i) be employed as the Executive Vice President and Secretary of the Company; (ii) will receive an annual base salary of $112,000; (iii) receive all other benefits provided by the Company, including bonuses, incentive compensation plans and employee welfare benefit plans; (iv) if terminated due to death, receive one year's annual salary and any accrued, unpaid bonus; (v) if terminated due to Termination Without Cause (as defined in the Vakharia Agreement) will receive severance in the amount equal to the annual base salary; and (vi) not directly or indirectly solicit employees of the Company, or any employee of an affiliate of the Company, or engage in Competitive Activity (as defined in the Vakharia Agreement) within the territory set forth in the Vakharia Agreement for a period of twelve months following termination of employment.

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


Director Compensation and Other Information

Directors who are not employees receive annual compensation of $6,000, plus $1,500 for each meeting of the Board of Directors attended and $750 for each meeting of any committee of the Board of Directors attended. Directors are also reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition, each outside director is entitled to receive options as may be approved by the Board of Directors under the Company's 1997 Stock Option Plan and 2001 Stock Option Plan. During 2003, each outside director received options to purchase 10,000 shares of common stock at an exercise price of $1.71 per share, which was the closing price of the Company's common stock on the date of grant, March 25, 2003. The options have a term of 10 years, subject to earlier termination in accordance with the applicable plan, and were vested as of the date of grant.


Compensation Committee Interlocks and Insider Participation.

The members of the Compensation Committee of the Board of Directors are Booker
T. Graves and John P. Donohue, who are both independent directors. The Compensation Committee reviews and sets the compensation for the Company's Chief Executive Officer and other executive officers. None of the Committee members is, or was, an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served as a member of the Compensation Committee and there are no director interlocks or other relationships requiring disclosure.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is responsible for establishing, monitoring and implementing policies governing the compensation of the Company's executives. During 2003, the Committee was comprised of two independent Directors whose names appear at the bottom of this report. These policies may be summarized as follows:

     1. The Company's compensation programs should be effective in attracting, motivating and retaining key executives;

     2. There should be a correlation between the compensation awarded to an executive, the performance of the Company as a whole, and the executive's individual performance; and

     3. The Company's compensation programs should provide executives with a financial interest in the Company similar to interests of the Company's stockholders.

During 2003, the Company's executives were eligible to be compensated through a combination of salary, performance bonuses and grants of stock options under the Company's stock option plans. The annual salaries of the executives are reviewed from time to time and appropriate adjustments are made where necessary in order for the salaries of the Company's executives to be competitive with salaries paid by companies in similar industry groups. Performance bonuses, where appropriate, are usually determined after the end of the Company's fiscal year based on an assessment of the Company's results and the level of an individual's performance for that year. The Compensation Committee also believes that a component of the compensation paid to the Company's executives over the long term should be derived from stock options or other forms of stock compensation. The Committee believes that the grant of stock options or other forms of stock compensation to the Company's executives serves to align their interests with the interests of the shareholders as a whole and encourages them to manage the Company for the long term.

During 2003, the Compensation Committee approved a performance bonus for the Company's President and Chief Executive Officer, Sayed Ali, in the amount of $35,000. The Committee also approved a grant of 18,000 options for the Company's Executive Vice President and Secretary, Tasneem Vakharia.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, in the case of a publicly held corporation, the corporation is not generally allowed to deduct remuneration paid to its chief executive officer and certain other highly compensated officers to the extent that such remuneration exceeds $1,000,000 for the taxable year. Certain remuneration, however, is not subject to disallowance, including compensation paid on a commission basis and, if certain requirements prescribed by the Code are satisfied, other performance based compensation. No compensation paid by the Company to its CEO or other executive officers was subject to the deduction disallowance prescribed by Section 162(m) of the Code

                                                   The Compensation Committee
                                                           Booker T. Graves
                                                         John P. Donohue, Jr.


                        Company Performance Graph

The following table and graph compares cumulative shareholder returns (change in stock price plus reinvestment of dividends) for the five years ended December 31, 2003 for:

   * The Company's Common Stock;

   * The NASDAQ Stock Market(R) (US) Index; and

   * The S&P SmallCap 600 Consumer Discretionary Index. The graph assumes an investment of $100 on December 31, 1998. The performance shown is not necessarily indicative of future performance.

                      1998    1999    2000    2001    2002    2003
                     ------  ------  ------  ------  ------  ------
Creative Host         $100   384.62  200.00   76.92  116.92  147.69
 Services, Inc.
Nasdaq U.S. Index     $100   185.43  111.83   88.76   61.37   91.75
S&P 600 Consumer
 Discretionary        $100    94.97   92.70  118.63  108.69  163.11


The Company's performance graph is incorporated by reference to Page A-12 of its Schedule 14D-9 filed with the Commission on February 26, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 9, 2004 by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group.

Name and Address of                 Amount and Nature            Percent of
Beneficial Owner(1)                of Beneficial Owner(2)         Class (3)
-------------------                ----------------------        ----------
John Stewart Jackson, IV                2,662,743(4)                 30.2%
c/o Jackson Burglar Alarm
100 East 20th Avenue
Denver, CO 80205-3102

Officers and Directors:
Sayed Ali                               1,015,000(5)                 11.5%
John P. Donohue                           125,000(6)                  1.4%
Booker T. Graves                          112,800(7)                  1.3%
Charles B. Radloff                         70,000(8)                    *
Barbara A. Butler (nominee)                     0                       *
Tasneem Vakharia                          108,000(9)                  1.2%
Louis Coccoli, Jr.                         59,944(10)                   *

All officers and directors              1,490,744                    16.9%
  as a group (7 persons)
---------------------------

*  Less than 1%.

(1) The address of each of the directors and executive officers is c/o Creative Host Services, Inc., 16955 Via Del Campo, Suite 110, San Diego, California 92127.

(2) Unless otherwise indicated, and subject to applicable community property laws, each person has sole voting and investment power with respect to the shares beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3) Based on 8,830,140 shares of Common Stock outstanding as of March 9, 2004. Shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Does not include 1,340,800 shares which could be issued upon the exercise of outstanding warrants.

(4) Of this amount (i) 2,614,513 shares are owned by Mr. Jackson, (ii)
    10,000 shares are beneficially owned by Mr. Jackson's spouse, (iii) 18,435 shares are beneficially owned by a family foundation, (iv) 970 shares are beneficially owned by Mr. Jackson through four separate trusts for his minor children pursuant to the Uniform Minors Trust Act, (v) 400 shares are beneficially owned by Gregory Development, Inc., a real estate holding company which is controlled by Mr. Jackson, and (vi) 18,425 shares are owned jointly with three daughters.

 (5) Includes 100,000 shares which Mr. Ali has the right to acquire upon the exercise of options issued under the Company's 1997 Stock Option Plan and 15,000 shares upon the exercise of vested options issued under its 2001 Stock Option Plan. Does not include 20,000 shares for options which are not vested. Other than his options, Mr. Ali's shares are held in two family trusts over which he has voting control.

(6) Includes 15,000 shares which Mr. Donohue has the right to acquire upon exercise of options issued under the Company's 1997 Stock Option Plan and 85,000 shares upon the exercise of vested options issued under its 2001 Stock Option Plan.

(7) Includes 20,000 shares which Mr. Graves has the right to acquire upon exercise of options issued under the Company's 1997 Stock Option Plan, and 85,000 shares upon the exercise of vested options issued under the Company's 2001 Stock Option Plan.

(8) Includes 70,000 shares which Mr. Radloff has the right to acquire upon exercise of vested options issued under the Company's 2001 Stock Option Plan.

(9) Includes 45,000 shares which Ms. Vakharia has the right to acquire upon exercise of options issued under the Company's 1997 Stock Option Plan and 53,000 shares upon the exercise of vested options issued under the Company's 2001 Stock Option Plan.

(10) Includes 15,000 shares which Mr. Coccoli has the right to acquire through the exercise of warrants and 15,000 shares which he has the right to acquire upon the exercise of options.


Securities Authorized for Issuance Under Equity Compensation Plans.

Information on securities authorized for issuance under equity compensation plans is set forth in Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Report.

Item 13.  Certain Relationships and Related Transactions

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

In conjunction with the Company's acquisition of GladCo, the Company assumed a lease for office space. The office building is owned by Mr. Coccoli and his wife. The initial lease term was for five years, expiring in December 2003, with annual rent payments of $36,000. By Addendum date October 26, 2003, that lease was extended to December 31, 2004 with no change in the rent.

In April 2002, the Company loaned, on an unsecured basis, $55,000 to the Company's Chief Executive Officer at 8.5% annual interest, due in monthly payments of principal and interest of $2,500, through April 2004. As of December 31, 2003, the outstanding balance on this note receivable was $9,631. Pursuant to the provisions of Section 402 of the Sarbanes-Oxley Act, the Company is aware that this loan cannot be extended or otherwise modified.

In connection with the Merger Agreement between Compass and the Company, Compass entered into an Addendum to Employment Agreement dated February 18, 2004 with the Company's Chairman of the Board and Chief Executive Officer, Sayed Ali. Compass also entered into an Employment Agreement dated February 18, 2004 with the Company's Executive Vice President and Secretary, Tasneem Vakharia. A summary of the terms of those Agreements is set forth in Item 11 "Executive Compensation" of this report.

In addition, in conjunction with the Merger Agreement, Mr. Ali and John Stewart Jackson, a greater than 10% shareholder of the Company, entered into tender agreements (the "Tender Agreements") with Compass, pursuant to which, among other things, such shareholders agreed to tender all of their shares into the Offer and, in the case of Mr. Ali, to vote to approve the Merger Agreement and the Merger and otherwise to support the Offer.

There are no other relationships or related transactions between the Company and any of its officers, directors, five-percent security holders or their families that require disclosure.

Item 14.   Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company's annual financial statements for fiscal years 2003 and 2002, for reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and Form 10-QSB for fiscal years 2003 and 2002, respectively, and fees billed for other services rendered by Deloitte & Touche LLP.

                                    2003          2002
                                  --------      --------
      Audit fees                  $152,375      $103,260
      Audit related fees          $  2,500      $ 84,880
      Tax fees                    $      -      $ 12,835
      All other fees              $      -      $      -


Audit related services for Fiscal 2002 included the review of the Company's Registration Statements on Form SB-2 and Form S-3.

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to any de minimus exceptions that may be set for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit. The Committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Committee at its next scheduled meeting.

All of the services described herein were approved by the Audit Committee pursuant to its pre-approval policies.

None of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees.

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of Documents Filed as Part of this Report.
    ----------------------------------------------

    (1) Financial Statements - Audited Financial Statements of the Company for the years ended December 31, 2003, 2002 and 2001 are set forth as Item 8 of this Report.

    (2) Financial Statement Schedules - None Required.

    (3) Exhibits Required by Item 601 of Regulation S-K.

Exhibit No.                      Description
----------                       -----------

   3.1        Amended and Restated Articles of Incorporation. (1)

   3.2        Bylaws. (1)

   4.1        Specimen Certificate for Common Stock. (1)

   4.3        Warrant Agreement (including form of Warrant Certificate) (1)

   4.4        The Company's 2001 Stock Option Plan for Directors,
              Executive Officers, Employees and Key Consultants (1)

   4.5        Warrant Certificate dated January 17, 2003. (8)

   4.6 Warrant Purchase Agreement dated January 17, 2003, between the Company and ING Capital LLC. (8)

   4.7 Registration Rights Agreement dated January 17, 2003, between the Company and ING Capital LLC. (8)

   10.1       The Company's 1997 Stock Option Plan. (1)

   10.2*      Employment Agreement between the Company and Sayed Ali. (1)

   10.3 Lease Space in The Cedar Rapids Municipal Airport Terminal For The Purpose of Operating Food/Beverage, News/Gift, And Airline Catering Concessions dated as of September 16, 1996 between the Company and Cedar Rapids Airport Commission. (1)

   10.4 Food And Beverage Concession Agreement And Lease dated as of October 4, 1996, between the Company and Richland-Lexington Airport District. (1)

   10.5       Agreement between the Company and Delta Airlines. (1)

   10.6 Concession and Lease Agreement dated as of May 24, 1996, between the Company and Lehigh-Northhampton Airport Authority. (1)

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

   10.8 Food And Beverage Concession Agreement dated as of July 26, 1995 between the Company and Outagamie County. (1)

   10.9 Food And Beverage Lease And Concession Agreement dated as of May 17, 1996 between the Company and Roanoke
              Regional Airport Commission. (1)

   10.10 Food And Beverage Concession Agreement dated as of October 24, 1995 between the Company and the County of Dane. (1)

   10.11 Food And Beverage Concession Lease Agreement dated as of June 10, 1994 between the Company and the Port of Portland. (1)

   10.12 Concession Agreement dated as of March 25, 1995, between the Company and City of Los Angeles. (1)

   10.13 License And Use Agreement Food/Beverage Service Aspen/Pitkin County Airport 1994 Through 1999 dated as of April 1994 between the Company and Board of County Commissions of Pitkin County Colorado. (1)

   10.14 Food Court Agreement dated as of November 14, 1996 between the Company and the City and County of Denver. (1)

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

   10.20      Form of Franchise Agreement. (1)

   10.21 TCBY Franchise Agreement dated October 29, 1996 between TCBY Systems, Inc., and St. Clair Development Corporation. (1)

   10.22 Industrial Real Estate Lease between the Company and WHPX-S Real Estate Limited Partnership. (1)

   10.23* Employment Agreement between the Company and Sayed Ali, Dated January 1, 2000. (3)

   10.24 Purchase Agreement between the Company and Edwin L. Klett, Louis Coccoli, Jr., Herbert H. Gill and the Virgil Gladieux marital Trust dated as of September 28, 2000. (4)

   10.25 Securities Purchase Agreement, dated as of September 26, 2000, between Creative Host Services, Inc. and GCA Strategic Investment Fund Limited. (4)

   10.26 Convertible Debenture, dated as of September 26, 2000, issued by Creative Host Services, Inc. to GCA Strategic Investment Fund Limited. (4)

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

   10.31 Form of Convertible Promissory Note dated January 29, 2002 and due December 31, 2006 (6)

   10.32 Form of Purchase Warrant Agreement for shares exercisable at $2.00 per share. (6)

   10.33 Credit Agreement dated January 17, 2003 between the Company and ING Capital LLC. (7)

   10.34 Agreement and Plan of Merger dated February 18, 2004 among Compass Group USA Investments, LLP ("Compass), Yorkmont Five, Inc. ("Yorkmont") and the Comany., together with Amendment 1 to Agreement and Plan of Merger. (10)

   10.35 Stock Option Agreement dated February 18, 2004 among Compass, Yorkmont and the Company. (10)

   10.36* Employment Agreement dated November 1, 2002 between the Company and Sayed Ali, as amended in the Addendum to Employment Agreement dated February 18, 2004 among Creative Host, Sayed Ali and Compass Group USA, Inc. (11)

   10.37* Employment Agreement dated February 18, 2004 between Tasneem Vakharia and Compass Group, USA, Inc. (11)

   16         Letter from Stonefield Josephson, Inc. dated June 25,
              2002. (9)

   21 Subsidiaries: GladCo Enterprises, Inc. (Incorporated in Pennsylvania on July 27, 1990).

   23.1       Consent of Deloitte & Touche LLP

   23.2       Consent of Stonefield Josephson, Inc.

   31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

   31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

   32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350.

   32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350.

   99.1 Offer to Purchase dated February 26, 2004 (incorporated by reference to Exhibit(a)(1)(A) of the Schedule TO filed with the Commission on February 26, 2004).

   99.2 Tender Agreement dated February 18, 2004 among Compass, Yorkmont and John Stewart Jackson, IV. (10)

   99.3 Tender and Voting Agreement dated February 18, 2004 among Compass, Yorkmont and Sayed Ali. (10)

   99.4 Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder. (12)

-------------------------
* Management Contract or Compensatory Plan or Arrangement

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

(10) Incorporated by reference from the exhibits of the Schedule TO of Compass Group USA Investments, LLP and Yorkmont Five, Inc. filed with the SEC on February 26, 2004(as Amended, the "Schedule TO").

(11) Incorporated by reference from the exhibits of the Schedule 14D-9 of the Company filed with the SEC on February 26, 2004.

(12) Incorporated by reference from Annex A to Schedule 14D-9 of the Company filed with the SEC on February 26, 2004.


(b)  Reports on Form 8-K
     -------------------

The Company filed the following Reports of Form 8-K during the last quarter of the fiscal year ended December 31, 2003:


    Date of Earliest
     Event Reported      Item Number(s)    Description of Items Reported
   -----------------     --------------    ---------------------------------

   November 14, 2003     Items 5, 7, 12    Call for redemption of Convertible
                                           Notes; Press release announcing
                                           financial results of third quarter
                                           of fiscal 2003.

   November 24, 2003        Item 9         Press release announcing
                                           information from Annual Meeting
                                           of Stockholders held November 24,
                                           2003.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CREATIVE HOST SERVICES, INC.
                                                    (Registrant)

Date: March 30, 2004                      by /s/ Sayed Ali
                                             ----------------------------
                                             Sayed Ali, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2004                       /s/ Sayed Ali
                                           ----------------------------------
                                           Sayed Ali, Director and Chairman


Date: March 30, 2004                       /s/ Booker T. Graves
                                           ----------------------------------
                                           Booker T. Graves, Director


Date: March 30, 2004                       /s/ John P. Donohue
                                           ----------------------------------
                                           John P. Donohue, Jr., Director


Date: March 30, 2004                       /s/ Charles B. Radloff
                                           -----------------------------------
                                           Charles B. Radloff, Director


Date: March 30, 2004                       /s/ Barbara A. Butler
                                           -----------------------------------
                                           Barbara A. Butler, Director